Form 10-Q
period 2001-06-30
UNITED DEFENSE LP; UDLP HOLDINGS CORP; IRON HORSE INVESTORS LLC; UNITED DEFENSE INDUSTRIES INC
filed 2001-08-07
CIK 1052973, 1052972, 1052971, 1051719

================================================================================
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:  June 30, 2001    Commission File No. 333-43619

                        UNITED DEFENSE INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                             ----------------------

             Delaware                                          52-2059782
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification No.)

                         CO-REGISTRANTS AND GUARANTORS

      IRON HORSE INVESTORS, L.L.C.                    DELAWARE 52-2059783
      UDLP HOLDINGS CORP.                             DELAWARE 52-2059780
      UNITED DEFENSE, L.P.                            DELAWARE 54-1693796

                             ----------------------

                        1525 Wilson Boulevard, Suite 700
                        Arlington, Virginia, 22209-2411
                                 (703)312-6100
        (Address and telephone number of principal executive offices of
                       Registrant and each Co-Registrant)


                             ----------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common Stock outstanding as of July 31, 2001.


                                                   No. of shares    Par Value
                                                   -------------    ---------
     United Defense Industries, Inc. ..............  18,106,467       $0.01
     Iron Horse Investors, L.L.C. .................    -NONE-
     UDLP Holdings Corp. ..........................       1,000       $0.01
     United Defense, L.P. .........................    -NONE-

--------------------------------------------------------------------------------
================================================================================

                         IRON HORSE INVESTORS, L.L.C.
                        UNITED DEFENSE INDUSTRIES, INC.

                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION                                             PAGE
------------------------------                                             ----
Item 1 - Unaudited Consolidated Financial Statements -
            Iron Horse Investors, L.L.C.

         Unaudited Consolidated Balance Sheets as of December 31,
            2000 and June 30, 2001                                             1

         Unaudited Consolidated Statements of Operations for the
            Three Months and Six Months Ended June 30, 2000 and 2001           2

         Unaudited Consolidated Statement of Members' Capital
            for the Six Months Ended June 30, 2001                             3

         Unaudited Consolidated Statements of Cash Flows
            for the Six Months Ended June 30, 2000 and 2001                    4

         Notes to Unaudited Consolidated Financial Statements                5-6

         Unaudited Consolidated Financial Statements -
            United Defense Industries, Inc.

         Unaudited Consolidated Balance Sheets as of
            December 31, 2000 and June 30, 2001                                7

         Unaudited Consolidated Statements of Operations for the
            Three Months and Six Months Ended June 30, 2000 and 2001           8

         Unaudited Consolidated Statement of Stockholders' Equity
            for the Six Months Ended June 30, 2001                             9

         Unaudited Consolidated Statements of Cash Flows
            for the Six Months Ended June 30, 2000 and 2001                   10

         Notes to Unaudited Consolidated Financial Statements              11-14

Item 2 - Management's Discussion and Analysis of the Results
            of Operations and Financial Condition                          15-21

Item 3 - Quantitative and Qualitative Disclosures about
            Market Risk                                                       22

                          IRON HORSE INVESTORS, L.L.C.
                        UNITED DEFENSE INDUSTRIES, INC.

                                     INDEX
                                     -----

PART II - OTHER INFORMATION                                              PAGE
---------------------------                                              ----
Item 1 - Legal Proceedings                                                23

Item 6 - Exhibits and Reports on Form 8-K                                 23

SIGNATURE                                                                 24
---------

                         Iron Horse Investors, L.L.C.
                          Consolidated Balance Sheets

                                (In thousands)

Assets                                                     December 31, 2000     June 30, 2001
                                                         ---------------------------------------
Current assets:
     Cash and marketable securities                       $      113,357         $       62,739
     Trade receivables                                           109,705                 83,993
     Inventories                                                 259,238                281,405
     Other current assets                                         13,083                 17,956
                                                         ---------------------------------------
  Total current assets                                           495,383                446,093

Property, plant and equipment, net                                80,775                 77,229

Intangible assets, net                                           191,720                162,091
Prepaid pension and postretirement benefit cost                  123,100                125,096
Restricted cash                                                   23,528                 20,916
Other assets                                                       4,824                  7,605
                                                         ---------------------------------------
Total assets                                              $      919,330         $      839,030
                                                         =======================================

Liabilities and Capital
Current liabilities:
     Current portion of long-term debt                    $       23,086         $            -
     Accounts payable, trade and other                            86,117                 77,252
     Advanced payments                                           342,394                352,933
     Accrued and other liabilities                               104,168                 91,728
                                                         ---------------------------------------
     Total current liabilities                                   555,765                521,913

Long-term liabilities:
    Accrued pension and postretirement benefit cost               28,515                 26,332
    Long-term debt net of current portion                        246,491                182,820
    Other liabilities                                             41,428                 39,141
                                                         ---------------------------------------
Total liabilities                                                872,199                770,206

Minority interest                                                  4,766                  6,459

Commitments and contingencies

Members' capital                                                  42,365                 62,365
                                                         ---------------------------------------

Total liabilities and members' capital                    $      919,330         $      839,030
                                                         =======================================

See accompanying notes.

                         Iron Horse Investors, L.L.C.
                Unaudited Consolidated Statements of Operations

                                (In thousands)

                                                Three months          Three months         Six months           Six months
                                                    ended                 ended              ended                 ended
                                                June 30, 2000         June 30, 2001      June 30, 2000         June 30, 2001
                                               -------------------------------------    -------------------------------------
Revenue:
     Sales                                     $      297,249         $      346,728    $       564,143        $      638,808

Costs and expenses:
     Cost of sales                                    242,108                282,195            457,164               513,388
     Selling, general and
      administrative expenses                          46,250                 36,614             88,427                80,170
     Research and development                           5,751                  5,241              9,414                 9,608
                                               -------------------------------------    -------------------------------------
          Total expenses                              294,109                324,050            555,005               603,166

     Earnings related to investments
        in foreign affiliates                             864                    665              1,710                 6,359
                                               -------------------------------------    -------------------------------------
Income from operations                                  4,004                 23,343             10,848                42,001

Other income (expense):
     Interest income                                      653                  1,076              1,734                 2,747
     Interest expense                                  (7,195)                (6,286)           (15,305)              (12,480)
                                               -------------------------------------    -------------------------------------
Total other expense                                    (6,542)                (5,210)           (13,571)               (9,733)
                                               -------------------------------------    -------------------------------------

(Loss)income before income taxes and
     minority interest                                 (2,538)                18,133             (2,723)               32,268

Provision for income taxes                              1,228                  1,377              1,803                 6,670
                                               -------------------------------------    -------------------------------------
(Loss)income before minority interest                  (3,766)                16,756             (4,526)               25,598

Minority interest                                         127                   (682)               158                (1,043)
                                               -------------------------------------    -------------------------------------
Net (loss)income before extraordinary item             (3,639)                16,074             (4,368)               24,555
Extraordinary item - net gain from early
     extinguishment of bond debt                          680                      -                680                     -
                                               -------------------------------------    -------------------------------------
Net (loss)income                               $       (2,959)        $       16,074    $        (3,688)       $       24,555
                                               =====================================    =====================================

See accompanying notes.

                         Iron Horse Investors, L.L.C.
                       Unaudited Consolidated Statement
                              of Members' Capital

                                (In thousands)

                                                               Amount
                                                           --------------
Balance, December 31, 2000                                 $      42,365

Net foreign currency translation adjustment                      (2,492)
Cumulative effect of change in
     accounting principle- foreign currency hedges                 (951)
Change in fair value of foreign currency hedges                  (1,112)
Net income for the six months ended June 30, 2001                 24,555
                                                           --------------
Total comprehensive income                                        20,000
                                                           --------------
Balance, June 30, 2001                                     $      62,365
                                                           ==============

See accompanying notes.

                         Iron Horse Investors, L.L.C.
                     Consolidated Statements of Cash Flows

                                (In thousands)

                                                                           Six months              Six months
                                                                              ended                  ended
                                                                          June 30, 2000          June 30, 2001
                                                                        ---------------------------------------
Operating activities
Net (loss) income                                                        $       (3,688)         $      24,555
Adjustments to reconcile net (loss) income to cash
  provided by operating activities:
   Depreciation                                                                  12,591                 10,309
   Amortization                                                                  36,517                 31,789
   Minority interest                                                               (158)                 1,043
   Net gain from early retirement of bond debt                                     (680)                     -
Changes in assets and liabilities:
   Trade receivables                                                            (17,172)                25,712
   Inventories                                                                    9,882                (22,167)
   Other assets                                                                     491                 (8,638)
   Prepaid pension and postretirement benefit cost                               (3,466)                (1,996)
   Accounts payable, trade and other                                            (10,364)                (8,865)
   Advanced payments                                                            (13,772)                10,539
   Accrued and other liabilities                                                 (1,665)               (16,790)
   Accrued pension and postretirement benefit cost                                 (522)                (2,183)
                                                                         --------------------------------------
Cash provided by operating activities                                             7,994                 43,308
                                                                         --------------------------------------

Investing activities
   Capital spending                                                              (7,170)                (8,188)
   Disposal of property, plant and equipment                                        247                    249
   Purchase of Barnes & Reinecke, net of $1.2 million
      cash acquired                                                              (1,634)                     -
                                                                         --------------------------------------
Cash used in investing activities                                                (8,557)                (7,939)
                                                                         --------------------------------------
Financing activities
   Payments on long-term debt                                                   (47,528)               (86,757)
   Proceeds from sale of common stock by subsidiary                                   5                    650
   Repurchase of common stock by subsidiary                                        (205)                     -
                                                                         --------------------------------------
Cash used in financing activities                                               (47,728)               (86,107)
                                                                         --------------------------------------
Effect of exchange rate changes on cash                                               -                    120
                                                                         --------------------------------------

Decrease in cash and marketable securities                                      (48,291)               (50,618)
Cash and marketable securities, beginning of year                                94,325                113,357
                                                                         --------------------------------------
Cash and marketable securities, end of period                            $       46,034          $      62,739
                                                                         ======================================

See accompanying notes.

                          Iron Horse Investors, L.L.C.

              Notes to Unaudited Consolidated Financial Statements

                                 June 30, 2001


1.   Basis of Presentation

The financial information presented as of any other date than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of Iron Horse Investors, L.L.C. (the "Company"), but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly the Company's financial position as of June 30, 2001, and the results of its operations and cash flows for the periods ended June 30, 2001 and 2000. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.   Changes in Accounting Principle

     Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The statement requires that an entity recognize all derivatives as either assets or liabilities.

     At December 31, 2000, the Company had foreign exchange contracts which were designated as cash flow hedges. The fair value of the contracts was a liability of $0.95 million at December 31, 2000. The transition adjustment to implement this new standard on January 1, 2001, which is presented as a cumulative effect of change in accounting principle, was charged to members' capital.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", (the "Statements") effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statements is expected to result in an increase in net income of approximately $4 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

                         United Defense Industries, Inc.
                      Unaudited Consolidated Balance Sheets

                                 (In thousands)

Assets                                                           December 31, 2000             June 30, 2001
                                                                 ----------------------------------------------
Current assets:
    Cash and marketable securities                               $         113,357           $         62,739
    Trade receivables                                                      109,705                     83,993
    Inventories                                                            259,238                    281,405
    Other current assets                                                    13,083                     17,956
                                                                 ----------------------------------------------
  Total current assets                                                     495,383                    446,093

Property, plant and equipment, net                                          80,775                     77,229

Intangible assets, net                                                     191,720                    162,091
Prepaid pension and postretirement benefit cost                            123,100                    125,096
Restricted cash                                                             23,528                     20,916
Other assets                                                                 3,588                      6,369
                                                                 ----------------------------------------------
Total assets                                                     $         918,094           $        837,794
                                                                 ==============================================

Liabilities and Equity
Current liabilities:
    Current portion of long-term debt                            $          23,086           $              -
    Accounts payable, trade and other                                       86,117                     77,252
    Advanced payments                                                      342,394                    352,933
    Accrued and other liabilities                                          104,168                     91,728
                                                                 ----------------------------------------------
     Total current liabilities                                             555,765                    521,913

Long-term liabilities:
    Accrued pension and postretirement benefit cost                         28,515                     26,332
    Long-term debt net of current portion                                  246,491                    182,820
    Other liabilities                                                       41,428                     39,141
                                                                 ----------------------------------------------
Total liabilities                                                          872,199                    770,206

Commitments and contingencies

Stockholders' Equity:
    Common Stock $.01 par value, 20,000,000 shares authorized;
     18,036,667 and 18,101,667 issued and outstanding
     at December 31, 2000 and June 30, 2001                                    180                        181
     Additional paid-in-capital                                            180,031                    180,680
     Stockholders' loans                                                    (1,236)                    (1,236)
     Retained deficit                                                     (133,080)                  (107,482)
     Accumulated other comprehensive loss                                        -                     (4,555)
                                                                 ----------------------------------------------
     Total stockholders' equity                                             45,895                     67,588
                                                                 ----------------------------------------------
Total liabilities and stockholders' equity                       $         918,094           $        837,794
                                                                 ==============================================

See accompanying notes.

                         United Defense Industries, Inc.
                 Unaudited Consolidated Statements of Operations

                                 (In thousands)


                                                Three months           Three months             Six months              Six months
                                                   ended                  ended                   ended                   ended
                                               June 30, 2000          June 30, 2001           June 30, 2000           June 30, 2001
                                             ---------------------------------------------------------------------------------------
Revenue:
     Sales                                   $      297,249         $      346,728          $      564,143          $      638,808

Costs and expenses:
     Cost of sales                                  242,108                282,195                 457,164                 513,388
     Selling, general and
      administrative expenses                        46,250                 36,614                  88,427                  80,170
     Research and development                         5,751                  5,241                   9,414                   9,608
                                             --------------------------------------------------------------------------------------
          Total expenses                            294,109                324,050                 555,005                 603,166

     Earnings related to investments
        in foreign affiliates                           864                    665                   1,710                   6,359
                                             --------------------------------------------------------------------------------------
Income from operations                                4,004                 23,343                  10,848                  42,001

Other income (expense):
     Interest income                                    653                  1,076                   1,734                   2,747
     Interest expense                                (7,195)                (6,286)                (15,305)                (12,480)
                                             --------------------------------------------------------------------------------------
Total other expense                                  (6,542)                (5,210)                (13,571)                 (9,733)
                                             --------------------------------------------------------------------------------------

(Loss)income before income taxes                     (2,538)                18,133                  (2,723)                 32,268

Provision for income taxes                            1,228                  1,377                   1,803                   6,670
                                             --------------------------------------------------------------------------------------
Income(loss) before extraordinary item               (3,766)                16,756                  (4,526)                 25,598
Extraordinary item - net gain from early
     extinguishment of bond debt                        680                      -                     680
                                             --------------------------------------------------------------------------------------
Net (loss)income                             $       (3,086)        $       16,756          $       (3,846)         $       25,598
                                             ======================================================================================


See accompanying notes.

                        United Defense Industries, Inc.
                       Unaudited Consolidated Statement
                            of Stockholders' Equity

                                (In thousands)

                                                                                   Accumulated
                                                    Additional                        other
                                        Common        Paid-In       Retained      Comprehensive     Stockholders'
                                         Stock        Capital        Deficit          Loss              Loans             Total
                                        ------------------------------------------------------------------------------------------
Balance, December 31, 2000              $   180     $ 180,031      $(133,080)                       $    (1,236)     $    45,895
Issuance of common stock                      1           649                                                                650
Net foreign currency translation
    adjustment                                                                         (2,492)                            (2,492)
Cumulative effect of change in
    accounting principle-foreign
    currency hedges                                                                      (951)                              (951)
Change in fair value of foreign
    currency hedges                                                                    (1,112)                            (1,112)
Net income for the six months
    ended June 30, 2001                                               25,598                                              25,598
                                                                                                                     -------------
Total comprehensive income                                                                                                21,043
                                        ------------------------------------------------------------------------------------------
Balance, June 30, 2001                  $   181     $ 180,680      $(107,482)     $    (4,555)      $    (1,236)     $    67,588
                                        ==========================================================================================


See accompanying notes.

                        United Defense Industries, Inc.
                 Unaudited Consolidated Statement of Cash Flow

                                (In thousands)

                                                                             Six months            Six months
                                                                               ended                 ended
                                                                           June 30, 2000         June 30, 2001
                                                                        ---------------------------------------
Operating activities
Net (loss) income                                                       $       (3,846)        $      25,598
Adjustments to reconcile net (loss) income to cash
   provided by operating activities:
   Depreciation                                                                 12,591                10,309
   Amortization                                                                 36,517                31,789
   Net gain from early retirement of bond debt                                    (680)                    -
Changes in assets and liabilities:
   Trade receivables                                                           (17,172)               25,712
   Inventories                                                                   9,882               (22,167)
   Other assets                                                                    491                (8,638)
   Prepaid pension and postretirement benefit cost                              (3,466)               (1,996)
   Accounts payable, trade and other                                           (10,364)               (8,865)
   Advanced payments                                                           (13,772)               10,539
   Accrued and other liabilities                                                (1,665)              (16,790)
   Accrued pension and postretirement benefit cost                                (522)               (2,183)
                                                                        ---------------------------------------
Cash provided by operating activities                                            7,994                43,308
                                                                        ---------------------------------------

Investing activities
   Capital spending                                                             (7,170)               (8,188)
   Disposal of property, plant and equipment                                       247                   249
   Purchase of Barnes & Reinecke, net of $1.2 million
     cash acquired                                                              (1,634)                    -
                                                                        ---------------------------------------
Cash used in investing activities                                               (8,557)               (7,939)
                                                                        ---------------------------------------
Financing activities
   Payments on long-term debt                                                  (47,528)              (86,757)
   Proceeds from issuance of common stock                                            5                   650
   Repurchase of common stock                                                     (205)                    -
                                                                         --------------------------------------
Cash used in financing activities                                              (47,728)              (86,107)
                                                                         --------------------------------------
Effect of exchange rate changes on cash                                              -                   120
                                                                         --------------------------------------

Decrease in cash and marketable securities                                     (48,291)              (50,618)
Cash and marketable securities, beginning of year                               94,325               113,357
                                                                        ---------------------------------------
Cash and marketable securities, end of period                           $       46,034         $      62,739
                                                                        =======================================

See accompanying notes.

                        United Defense Industries, Inc.

              Notes to Unaudited Consolidated Financial Statements

                                 June 30, 2001


1.   Basis of Presentation

The financial information presented as of any other date than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of United Defense Industries, Inc. (the "Company"), but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly the Company's financial position as of June 30, 2001, and the results of its operations and cash flows for the periods ended June 30, 2001 and 2000. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.   Financial Information for Subsidiary Guarantors and non-Guarantors

     The outstanding loans under the senior credit facility and senior subordinated notes are general obligations of the Company and are jointly and severally guaranteed by the wholly owned subsidiary guarantors of the Company. Bofors Defence AB ("Bofors') is the only non-guarantor subsidiary of the Company.

     The following information presents an unaudited consolidating Balance Sheet, Statement of Operations and Statement of Cash Flows for the Six Months 2001.

                        United Defense Industries, Inc.
                     Unaudited Consolidating Balance Sheet
                              As of June 30, 2001
                                 (In millions)

                                                                                       Non-
                                                                       Subsidiary   Guarantor
                                                             Parent    Guarantors   Subsidiary   Eliminations   Consolidated
                                                           -----------------------------------------------------------------
Assets
Current assets:
     Cash and maketable securities                           $     -      $  19.4       $ 43.3        $     -        $  62.7
     Trade receivables                                             -         72.0         12.0              -           84.0
     Inventories                                                   -        270.0         11.4              -          281.4
     Other current assets                                          -          5.6         12.4              -           18.0
                                                           -----------------------------------------------------------------
  Total current assets                                             -        367.0         79.1              -          446.1

Property, plant and equipment, net                                 -         74.6          2.6              -           77.2

Intangible assets, net                                             -        158.9          3.2              -          162.1
Prepaid pension and postretirement benefit cost                    -        125.1            -              -          125.1
Restricted cash                                                    -            -         20.9              -           20.9
Due from subsidiary                                             19.9            -            -          (19.9)             -
Investments in and advances to  subsidiaries                   235.2            -            -         (235.2)             -
Other assets                                                       -          6.0          0.4              -            6.4
                                                           -----------------------------------------------------------------
Total assets                                                 $ 255.1      $ 731.6       $106.2        $(255.1)       $ 837.8
                                                           =================================================================

Liabilities and Equity
Current liabilities:
     Accounts payable, trade and other                             -         63.6         13.7              -           77.3
     Advanced payments                                             -        317.7         35.2              -          352.9
     Accrued and other liabilities                                 -         80.9         10.8              -           91.7
                                                            -----------------------------------------------------------------
     Total current liabilities                                     -        462.2         59.7              -          521.9

Long-term liabilities:
    Due to parent                                                  -            -         19.9          (19.9)             -
    Accrued pension and postretirement benefit cost                -          5.8         20.5              -           26.3
    Long-term debt net of current portion                      182.8            -            -              -          182.8
    Other liabilities                                              -         33.5          5.6              -           39.1
                                                           -----------------------------------------------------------------
Total liabilities                                              182.8        501.5        105.7          (19.9)         770.1

Stockholders' Equity:
    Common Stock                                                 0.2            -            -              -            0.2
     Additional paid-in-capital                                180.7            -            -              -          180.7
     Stockholders' loans                                        (1.2)           -            -              -           (1.2)
     Retained earnings/(deficit)                              (107.4)       230.1          5.1         (235.2)        (107.4)
     Accumulated other comprehensive loss                                       -         (4.6)                         (4.6)
                                                           -----------------------------------------------------------------
     Total stockholders' equity                                 72.3        230.1          0.5         (235.2)          67.7
                                                           -----------------------------------------------------------------
Total liabilities and stockholders' equity                   $ 255.1      $ 731.6       $106.2        $(255.1)       $ 837.8
                                                           =================================================================


                        United Defense Industries, Inc.
                Unaudited Consolidating Statement of Operations
                    For the Six months ended June 30, 2001

                                 (In millions)

                                                                                       Non-
                                                                       Subsidiary   Guarantor
                                                             Parent    Guarantors   Subsidiary   Eliminations   Consolidated
                                                           -----------------------------------------------------------------
Revenue:
     Sales                                                   $     -      $ 577.9       $ 60.9        $     -        $ 638.8

Costs and expenses:
     Cost of sales                                                 -        465.0         48.4              -          513.4
     Selling, general and
      administrative expenses                                      -         70.2         10.0              -           80.2
     Research and development                                      -          8.0          1.6              -            9.6
                                                           -----------------------------------------------------------------
          Total expenses                                           -        543.2         60.0              -          603.2

     Earnings related to investments
        in foreign affiliates and subsidiaries                  43.3          6.4            -          (43.3)           6.4
                                                           -----------------------------------------------------------------
Income(loss) from operations                                    43.3         41.1          0.9          (43.3)          42.0

Other income (expense):
     Interest income                                             0.8          1.0          1.8           (0.8)           2.8
     Interest expense                                          (12.5)           -         (0.8)           0.8          (12.5)
                                                           -----------------------------------------------------------------
Total other expense                                            (11.7)         1.0          1.0              -           (9.7)
                                                           -----------------------------------------------------------------

Income(loss) before income taxes                                31.6         42.1          1.9          (43.3)          32.3
Provision for income taxes                                       6.0            -          0.7              -            6.7
                                                           -----------------------------------------------------------------

Net income(loss)                                             $  25.6      $  42.1       $  1.2        $ (43.3)       $  25.6
                                                           =================================================================

                        United Defense Industries, Inc.
           Unaudited Consolidating Condensed Statement of Cash Flows
                                 June 30, 2001

                                 (In millions)

                                                                                       Non-
                                                                       Subsidiary   Guarantor
                                                             Parent    Guarantors   Subsidiary   Eliminations   Consolidated
                                                           -----------------------------------------------------------------
Cash (used in)provided by operating activities               $ 129.4      $  67.7       $ (6.7)        (147.1)       $  43.3

Cash (used in)provided by investing activities                 (43.3)        (8.0)         0.1           43.3           (7.9)

Cash (used in)provided by financing activities                 (86.1)      (103.8)           -          103.8          (86.1)

Effect of exchange rate changes on cash                                                    0.1                           0.1

                                                           -----------------------------------------------------------------
Net change in cash and marketable securities                       -        (44.1)        (6.5)             -          (50.6)

Cash and marketable securities, beginning of period                -         63.6         49.8              -          113.4
                                                           -----------------------------------------------------------------
Cash and marketable securities, end of period                $     -      $  19.5       $ 43.3        $     -        $  62.8
                                                           =================================================================


3.  Changes in Accounting Principle.

          Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The statement requires that an entity recognize all derivatives as either assets or liabilities.

          At December 31, 2000, the Company had foreign exchange contracts which were designated as cash flow hedges. The fair value of the contracts was a liability of $0.95 million at December 31, 2000. The transition adjustment to implement this new standard on January 1, 2001, which is presented as a cumulative effect of change in accounting principle, was charged to accumulated other comprehensive loss within stockholders' equity.

          In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", (the "Statements") effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

          The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statements is expected to result in an increase in net income of approximately $4 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

                          IRON HORSE INVESTORS, L.L.C.
                        UNITED DEFENSE INDUSTRIES, INC.

                ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                           ------------------------------------

              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
              ----------------------------------------------------

                                 June 30, 2001
                                 -------------


Forward-Looking Statements

     Management's Discussion and Analysis of the Results of Operations and Financial Condition contains forward-looking statements that are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "plans," "believes," "estimates," variations of these words, and similar expressions are intended to identify forward-looking statements which include but are not limited to projections of revenues, earnings, performance, cash flows and contract awards. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties which are difficult to predict. Therefore, actual future results and trends may differ materially from those made in or suggested by any forward-looking statements due to a variety of factors, including: the ability of United Defense Industries, Inc. (the "Company") to design and implement key technological improvements (such as, for example in the Crusader program) and to execute its internal performance plans; performance issues with key suppliers and subcontractors; developments with respect to contingencies such as legal proceedings and environmental matters; labor negotiations; changing priorities or reductions in the U.S. government defense budget; the performance of, and political and other risks associated with, the Company's international operations and joint ventures; and the termination of government contracts due to unilateral government action. For additional information, see "Risk Factors" in the Company's Registration Statement on Form S-4, SEC File Number 333-43619.

     The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information, included elsewhere in this report, and with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Introduction

     In October 1997, the Company's direct parent, Iron Horse Investors, L.L.C. ("Iron Horse"), was funded from several partnerships controlled by The Carlyle Group. The equity was invested in the Company. On October 6, 1997, the Company acquired (the "Acquisition") directly or through its wholly owned subsidiary, UDLP Holdings Corp., 100% of the partnership interests in United Defense L.P. ("UDLP").

     United Defense Industries, Inc. is the only asset of Iron Horse. Accordingly, Management's Discussion and Analysis of the Results of Operations and Financial Condition is the same for both Iron Horse and United Defense Industries, Inc. The Company's subsidiary guarantors, UDLP Holdings Corp., UDLP and Barnes & Reinecke, Inc. ("BRI"), are directly or indirectly wholly owned by the Company and all such subsidiary guarantors have guaranteed the Company's 8 3/4% Senior Subordinated Notes on a full, unconditional, and joint and several basis. Accordingly, separate financial statements of those subsidiaries are not considered material or provided herein. Bofors, a Swedish company acquired by the Company in September 2000, is a non-guarantor subsidiary. Note 2 to the consolidated financial statements of United Defense Industries, Inc. sets forth condensed consolidating Balance Sheets, Statement of Operations and Statement of Cash Flows for guarantor and non-guarantor subsidiaries as of June 30, 2001 and for the six months then ended.

Overview

     The Company is a supplier of tracked, armored combat vehicles and weapons delivery systems to the U.S. Department of Defense ("DoD") and a number of allied military forces worldwide. The Company's products include critical elements of the U.S. military's tactical force structure. The Company had a firm funded backlog of approximately $2.1 billion as of June 30, 2001, a substantial majority of which is derived from sole-source, prime contracts. Approximately 75% of the Company's sales for the first six months of 2001 were to the U.S. government, primarily to agencies of the DoD (excluding Foreign Military Sales), or through subcontracts with other government contractors.

     Interim Armored Vehicles. As discussed in the Company's Report on Form 10-K for the year ended December 31, 2000, the Company competed for participation in the U.S. Army's Interim Armored Vehicle (IAV) Program. The Army awarded the IAV program vehicles to another competitor, and the Company filed a protest with the General Accounting Office (GAO) regarding the award. On April 9, 2001 the GAO denied the Company's protest, and the Company subsequently determined not to further contest the IAV award. Accordingly, the Company does not expect to participate in the IAV program. Apart from the opportunity for revenues and profits thereby lost, the Company believes that the primary business result of the IAV loss is that unless Congress increases overall spending allocated to Army, the anticipated funding requirements for the IAV program (approximately $6.4 billion spanning DoD Fiscal Years 2001 through 2006) may reduce the funds available for the Company's other U.S. Army programs, such as the Crusader artillery system and the Bradley Fighting Vehicle.

     Administration Defense Review. The eventual outcome of the Bush Administration's review of the Defense Department's principal missions, priorities, and programs is unknown. Press reports indicate that some participants in the review have recommended the cancellation or deferral of various DoD weapons programs, including certain programs in which the Company participates: the Crusader artillery system, the DD21 destroyer, and further upgrades to the Bradley Fighting Vehicle fleet. By contrast, the Administration's recent FY02 DoD budget submitted to Congress included substantial proposed appropriations for all of the foregoing programs. The Company is uncertain whether (i) the Administration's defense budgetary and legislative proposals may be further revised to reduce funds for any of the Company's programs, and (ii) any ensuing Congressional action would adopt, reject, or otherwise vary the Administration's proposals. If the final outcome of the foregoing process were to include any significant reduction, deferral, or cancellation of one or more substantial programs in which the Company participates, the Company's revenues and profits would be commensurately reduced, to the extent not offset by favorable developments elsewhere in the Company's business.

     The only material change to the Company's major programs from those described in the Company's Form 10-K report, other than normal additional funding as new contracts are negotiated and awarded, was the signing of a multi-year contract to upgrade Bradley Fighting Vehicles for approximately $700 million over a three-year period.

     For a more detailed description of the Company's business and principal operating programs, see the Form 10-K report for the year ended December 31, 2000.

Results of Operations

Three Months Ended June 30, 2001 ("Three Months 2001") Compared with Three Months Ended June 30, 2000 ("Three Months 2000").

--------------------------------------------------------------------------------
                                        Three Months    Three Months
        (dollars in millions)          June 30, 2001   June 30, 2000   Change
--------------------------------------------------------------------------------
Revenue                                     $346.7          $297.2     $49.5
--------------------------------------------------------------------------------
Gross Profit                                  64.5            55.1       9.4
--------------------------------------------------------------------------------
       %                                      18.6%           18.6%      0.0%
--------------------------------------------------------------------------------
Selling, general and administrative           36.6            46.2      (9.6)
--------------------------------------------------------------------------------
Research and development                       5.2             5.7      (0.5)
--------------------------------------------------------------------------------
Earnings from affiliates                       0.7             0.9      (0.2)
--------------------------------------------------------------------------------
Interest expense                               5.2             6.5      (1.3)
--------------------------------------------------------------------------------
Provision for income tax                       1.4             1.2       0.2
--------------------------------------------------------------------------------
Net income(loss)                            $ 16.8          $ (3.1)    $19.9
--------------------------------------------------------------------------------

     Revenue. The increase in revenue of $49.5 million during the Three Months 2001 was due to the sales generated by Bofors, which was acquired in September 2000, increased Crusader volume and higher deliveries of amphibious vehicles to Korea. These favorable variances were partially offset by lower international sales due to completion of contracts with Spain for delivery of amphibious vehicles and Greece for shipment of multiple launcher rocket systems, and lower sales of co-production recovery vehicles in Egypt.

     Gross Profit. Driven by the improvement in revenue as discussed in the previous paragraph, gross profit for the Three Months 2001 was better by $9.4 million.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $9.6 million less in the Three Months 2001 due to lower amortization of intangible assets established in conjunction with the Acquisition and reduced proposal costs in the Three Months 2001 (the Interim Armored Vehicle program required substantial proposal costs in the Three Months
2000), partially offset by spending at Bofors.

     Interest expense. Net interest expense was lower by $1.3 million in the Three Months 2001 due to the decline in interest expense resulting from lower debt levels and interest rates. The senior debt was fully repaid as of June 30, 2001.

     Provision for income taxes. The moderate increase in the provision for income taxes for the Three Months 2001 of $0.2 million was a result of taxes provided for Bofors partially offset by reduction due to the application of the new "FSC Repeal Extraterritorial Income Exclusion Act of 2000" to foreign sales in replacement of the former Foreign Sales Corporation tax regulation.

     Net (loss)income. As a result of the foregoing, there was net income of $16.8 million in the Three Months 2001 compared with a net loss of $3.1 million in the Three Months 2000.

Six Months Ended June 30, 2001 ("Six Months 2001") Compared with Six Months Ended June 30, 2000 ("Six Months 2000").

--------------------------------------------------------------------------------
                                         Six  Months     Six Months
       (dollars in millions)           June 30, 2001   June 30, 2000   Change
--------------------------------------------------------------------------------
Revenue                                   $638.8           $564.1      $74.7
--------------------------------------------------------------------------------
Gross Profit                               125.4            107.0       18.4
--------------------------------------------------------------------------------
       %                                    19.6%            19.0%       0.6%
--------------------------------------------------------------------------------
Selling, general and administrative         80.2             88.4       (8.2)
--------------------------------------------------------------------------------
Research and development                     9.6              9.4        0.2
--------------------------------------------------------------------------------
Earnings from affiliates                     6.4              1.7        4.7
--------------------------------------------------------------------------------
Interest expense                             9.7             13.6       (3.9)
--------------------------------------------------------------------------------
Provision for income tax                     6.7              1.8        4.9
--------------------------------------------------------------------------------
Net income(loss)                          $ 25.6           $ (3.8)     $29.4
--------------------------------------------------------------------------------

     Revenue. The revenue during the Six Months 2001 improved by $74.7 million over the Six Months 2000 of which eighty percent was attributed to sales generated by Bofors. The remainder was mostly due to higher billings for Crusader, advance gun systems, self-propelled howitzers and amphibious assault vehicles, offset mainly by lower shipments of Bradley vehicles and co-production recovery vehicles in Egypt.

     Gross Profit. The increase in gross profit by $18.4 million or 17.2% from the Six Months 2000 was largely contributed by Bofors and the other increased revenue described above. The modest increase in gross profit rate in the Six Months 2001 was the result of contract profit adjustments.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $8.2 million less in the Six Months 2001 due to lower amortization of intangibles related to the acquisition and reduced proposal costs, partially offset by spending at Bofors.

     Earnings from foreign affiliates. Earnings from foreign affiliates in the Six Months 2001 were $4.7 million more from the Six Months 2000. The increase was due to an end of contract adjustment at the Company's joint venture in Saudi Arabia.

     Interest expense. Net interest expense was lower by $3.9 million in the Six Months 2001 due to the decline in interest expense resulting from lower debt levels and interest rates. The senior debt was fully repaid as of June 30, 2001.

     Provision for income taxes. The provision for income taxes for the Six Months 2001 was $4.9 million higher than the Six Months 2000 mainly due to increased taxes for the state of Pennsylvania and provision for Bofors, partially offset by the reduction in foreign sales taxes due to the application the new "FSC Repeal Extraterritorial Income Exclusion Act of 2000" to foreign sales.

     Net (loss)income. As a result of the foregoing, there was net income of $25.6 million in the Six Months 2001 compared with a net loss of $3.8 million in the Six Months 2000.


Liquidity

--------------------------------------------------------------------------------
                                           Six Months     Six Months
        (dollars in millions)            June 30, 2001  June 30, 2000   Change
--------------------------------------------------------------------------------
Cash provided by operating activities        $ 43.3         $  8.0      $35.3
--------------------------------------------------------------------------------
Cash used in investing activities              (7.9)          (8.6)      (0.7)
--------------------------------------------------------------------------------
Cash used in financing activities             (86.1)         (47.7)      38.4
--------------------------------------------------------------------------------
Cash and marketable securities, end
--------------------------------------------------------------------------------
     of period                               $ 62.7         $ 46.0      $16.7
--------------------------------------------------------------------------------

     Operating activities provided net cash of $43.3 million and $8.0 million in the Six Months 2001 and 2000, respectively. The substantial increase of $35.3 million resulted primarily from growth in net earnings as discussed in the above "Results of Operations". Other contributing factors are highly improved collections of receivables partly offset by the settling of accrued liabilities to a greater extent than the prior year and a deterioration in the relationship between inventory build up net of advanced payments.

     Investing activities were moderately higher in the Six Months 2000 mainly due to the purchase of BRI.

     Cash used for financing activities was applied to fully pay down the senior
debt   of  $86.8 million in 2001compared with a payment of $47.5 million in
2000.

     The Company is in the process of refinancing its debt. Existing debt arrangements, consisting of the October 6, 1997 senior debt credit facility (under which, as indicated above, no loan amount is currently outstanding) and the 8 3/4% Senior Subordinated Notes Due 2007 (the "Notes"), $182.8 million of which are currently outstanding, will be replaced. The new financing arrangement, for which the Company expects to conclude a definitive agreement within the next few days, will provide to the Company a revolving credit facility of $200 million, and also a loan of $600 million at an interest rate largely derived from the London Inter-Bank Offered Rate ("Libor"). The Company initially expects to use such loan proceeds to repurchase the Notes, and to pay a dividend to holders of its common stock in the amount of approximately $300 million. On July 27, 2001 the Company commenced a tender offer and consent solicitation for the Notes. The total fees and expenses associated with the refinancing, including an early tender premium offered by the Company for the Notes, is estimated to be as much as $45 million, and will reduce the Company's net income for the third quarter and full year 2001 by approximately $17 million.

     Upon completion of the refinancing, the repurchase of the Notes, and the dividend payment, the Company anticipates that approximately $100 million in proceeds from the refinancing loan will remain available for future corporate uses. Also, upon completion of such transactions, the Company's outstanding debt will have increased from $182.8 million to approximately $600 million. The new financing agreement is expected to require mandatory principal repayments by the Company of $5.7 million in 2001, $32.6 million in 2002, and comparable amounts in future years. Such payments will reduce cash available for other corporate purposes. Additionally, interest charges under the new financing are expected to amount to approximately $15 million in 2001. As interest charges in future years will depend upon periodic fluctuations in Libor, the Company cannot precisely predict the anticipated interest expense for 2002 and future years, but the Company expects that such charges will substantially exceed interest expenses incurred in 2000 and 2001, and will materially reduce the Company's net income in such future periods.

                          IRON HORSE INVESTORS, L.L.C.
                        UNITED DEFENSE INDUSTRIES, INC.

           ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      ----------------------------------------------

                                  MARKET RISK
                                  -----------

                                 June 30, 2001
                                 -------------

     Forward Exchange Contracts.   Bofors uses forward exchange contracts to
reduce the effect of fluctuating currencies on short-term foreign currency-denominated transactions.

     The following table summarizes by major currency the contractual amounts of Bofors' forward exchange contracts and their termination market values.

                            Contractual       Termination
     Contractual Currency     Amount         Market Value
     ---------------------  -----------      ------------

     British pound             USD  2.8        USD   3.2
     European euro             USD  1.4        USD   1.5
     US dollar                 USD (8.3)       USD (10.8)

     As a result of adopting SFAS No. 133, the net liability for the difference between the contractual amount and the termination market value is recorded as a current liability in the balance sheet.

                                    PART II
                                    -------

                               OTHER INFORMATION
                               -----------------

                                 June 30, 2001

ITEM 1.   Legal Proceedings
          -----------------

          The Company is subject to claims and lawsuits arising in the ordinary course of business. Management believes that the outcome of any such proceedings to which the Company is a party will not have a material adverse effect on the Company.

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)       Exhibits

          None.

(b)       Reports on Form 8-K

          None.

                                   SIGNATURE
                                   ---------


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             By:  /s/ Francis Raborn
                                                  -------------------
                                                      Francis Raborn
                                                      Principal Financial and
                                                      Accounting Officer
                                                      and Authorized Signatory



Dated:  August 6, 2001