Form 10-K/A
period 2000-12-31
UNITED DEFENSE LP; UDLP HOLDINGS CORP; IRON HORSE INVESTORS LLC; UNITED DEFENSE INDUSTRIES INC
filed 2001-12-13
CIK 1052973, 1052972, 1052971, 1051719

================================================================================
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------
                                   FORM 10-K/A

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For Year Ended: December 31,2000          Commission File No. 333-43619

                         UNITED DEFENSE INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                           --------------------------

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

                          ----------------------------

                       1525 Wilson Boulevard, Suite 700,
                         Arlington, Virginia, 22209-2411
                                  (703)312-6100
         (Address and telephone number of principal executive offices of
                       Registrant and each Co-Registrant)

                          ----------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K/A or any amendment to this Form 10-K/A [X]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. None as of March 1, 2001.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common Stock outstanding as of March 1, 2001.

                                                              No. of shares    Par Value
                                                              -------------    ---------
         United Defense Industries, Inc. ..................    18,036,667        $0.01
         Iron Horse Investors, L.L.C. .....................      -NONE-
         UDLP Holdings Corp. ..............................         1,000        $0.01
         United Defense, L.P. .............................      -NONE-

Amendment

     This amended report on Form 10-K provides restated financial information as described in Note 2 to the consolidated financial statements.

Forward-Looking Statements

     This report on Form 10-K/A contains forward-looking statements that are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "plans," "believes," "estimates," variations of these words, and similar expressions are intended to identify forward-looking statements which include but are not limited to projections of revenues, earnings, performance, cash flows and contract awards. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties which are difficult to predict. Therefore, actual future results and trends may differ materially from those made in or suggested by any forward-looking statements due to a variety of factors, including: the ability of United Defense Industries, Inc. (the "Company") to design and implement key technological improvements (such as, in the Crusader program discussed herein) and to execute its internal performance plans; performance issues with key suppliers and subcontractors; developments with respect to contingencies such as legal proceedings and environmental matters; labor negotiations; changing priorities or reductions in the U.S. government defense budget including developments in the U.S. Army's Medium Force Brigade initiative; the performance of, and political and other risks associated with, the Company's international operations and joint ventures; and termination of government contracts due to unilateral government action. For additional information, see "Risk Factors" in the Company's Registration Statement on Form S-4, SEC File Number 333-43619.

ITEM 1.  Description of Business

Overview

     The Company is a subsidiary of Iron Horse Investors, L.L.C. ("Iron Horse"), organized under the laws of the state of Delaware in 1997 for the primary purpose of facilitating the acquisition of United Defense, L. P. ("UDLP") by Iron Horse. Iron Horse is owned by an investment group led by the Carlyle Group ("Carlyle"). On October 6, 1997, the Company acquired 100% of the partnership interests of UDLP from FMC Corporation ("FMC") and Harsco Corporation ("Harsco"), (collectively the "Sellers"). The Company is the only asset of Iron Horse; therefore, except as indicated, the discussion herein is the same for both entities.

     The Company is a supplier of tracked, armored combat vehicles and weapons delivery systems to the U.S. Department of Defense and a number of allied military forces worldwide. The Company's primary initiatives include production of the Bradley Fighting Vehicle ("BFV") and its derivatives, and development for the Crusader Field Artillery System. These two key programs comprise approximately 40% of the Company's annual revenues. The BFV is the leading domestically produced vehicle able to fulfill the dual role of troop transport and armored fighting vehicle. The Company has maintained its prime contractor position on the Bradley program since production began in 1981, and has added a number of technology-based upgrades and derivative vehicles that continue to extend the program's life cycle. Building on over twenty years of experience on the M109 self-propelled howitzer and upgrades, the Company is also the prime contractor for the development of the Crusader Field Artillery System. The U.S. Army has identified the Crusader as its planned multi-billion dollar next-generation field artillery system. In addition to managing the fighting vehicle and howitzer programs, the Company serves as the prime contractor for a number of mission critical military programs, several of which have spanned decades, including the M88 tank recovery vehicle since 1960, the M113 armored personnel carrier since 1960, and the U.S. Navy's Mk45 naval gun system since 1968. The Company's major programs are summarized below, in major customer groups: Tracked Combat Vehicles (land vehicles for the U.S. Army, allied customers, and the U.S. Marine Corps), Naval Systems (fleet programs for the U.
S. Navy) and International Operations. In general, the scale and viability of all of the Company's programs is subject to the continued availability of governmental funding. In seeking for such funding, the Company's programs often compete with the funding demands of other, otherwise unrelated, military programs, and sometimes compete as well with political demands from non-military directions, such as civilian programs and tax reduction proposals.

Tracked Combat Vehicles ("TCVs"). TCVs are highly mobile vehicles that can cross natural and man-made obstacles and urban terrain in all weather conditions, while under fire from enemy combat forces. The U.S. Army and Marines use tracked combat vehicles for four basic missions: (i) close combat, where the combination of tanks, scout vehicles, fighting vehicles, armored personnel carriers, and command and control vehicles provide the capability to present an integrated and flexible combat front to face enemy forces at close range; (ii) fire support, by providing lethal indirect firepower through self-propelled armament and multiple launch rocket systems; (iii) combat support, including the provision of operational assistance, such as crossing barriers, clearing or laying obstacles and recovering disabled systems; and (iv) amphibious assaults, in which amphibious assault vehicles are able to initiate attack from the sea and continue the attack on land. During 2000, 1999 and 1998, the Company derived approximately 76%, 81%, and 84% of its revenues, respectively, from TCVs.

     The Bradley Fighting Vehicle. The Company has been the sole-source, prime contractor of the BFV to the U.S. Army since its initial production in 1981. The BFV is a tracked armored vehicle with a 25mm cannon, TOW missiles and a stabilized turret, and is the leading domestically produced vehicle able to fulfill the dual role of troop transport and armored fighting vehicle. The BFV is outfitted with armor and day/night sights, and can transport up to nine people across rough terrain. The vehicle's combination of lethality, survivability, and mobility has established it as a critical component of the U.S. government's full-spectrum warfare strategy. A total of 6,742 BFVs have been built, of which 400 were for the Saudi Arabian Army.

     Although new BFVs are no longer being built, the Company derives significant revenue from upgrading the Army's existing fleet of BFVs. The Company initiated delivery of the latest upgrade, the BFV A3 version, in October of 1998 as part of a low rate initial production ("LRIP") contract awarded in July of 1997. The BFV A3 provides enhancements such as situation awareness capability, lethality, survivability and sustainability and is a key component to the U.S. Army's program to digitize the battlefield. The U.S. Army is currently planning to upgrade 926 older version BFVs to the A3 configuration, with annual funding allocations over the nine year period between FY1997- 2005. The Company has been awarded the first four of these contracts (FY1997-2000) for a total of 203 vehicles. Of these, 61 were delivered in 2000 and 53 in prior years. Currently a multi-year proposal for 389 additional vehicles covering FY01-03 is being proposed and negotiated, and is projected to be under contract by March 2001.

     BFV Derivatives and Support. The BFV has served as a platform for a number of derivative vehicles developed by the Company. One such derivative, the Multiple Launch Rocket System ("MLRS") carrier, was developed to provide a carrier for a long-range rocket artillery system and is outfitted with rockets, a launcher and fire control system developed and produced by Lockheed Martin Missiles and Fire Control. The Company was awarded a contract to initiate an MLRS remanufacture program, with the first delivery completed in August 1997. Another derivative, the Fire Support Vehicle, supports armor and mechanized forces by pinpointing enemy targets using laser technology, which allows more accurate and timely calls for fire from the artillery. The Company provided 22 kits to convert BFVs under a workshare arrangement with Red River Army depot to produce Fire Support Vehicles. Another such vehicle is the Command and Control Vehicle ("C2V"). The C2V is a self-contained vehicle that keeps pace with armored maneuver forces while providing the crew with a protected environment. The Company was awarded the third year production contract for C2V conversions in December 1998 with scheduled deliveries to be completed in May 2001. However, the Army's Program Budget Decision #745, released in late 1999, removed additional production funding for the C2V in FY01 and cancelled the FY00 award. Finally, the Army's Linebacker air defense vehicle integrates the BFV with Stinger missiles and adds improvements to turret fire control, target acquisition subsystems and survivability. The Company received a new contract for Linebacker conversions in July 1998 and completed delivery in 1999.

     In addition to the development and manufacture of BFV derivatives, the Company provides BFV upgrade kits and field services. Kits allow for the upgrade of BFVs to incorporate advancements in technology. The Company also deploys experts to provide on-site training and advice to customers, complete maintenance and repairs, and assess the necessity of replacement parts. The Company is also under contract with the U.S. Army's Simulation, Training and Instrumentation Command for the development and demonstration of a multi-purpose simulator/trainer for the BFV family of vehicles. An award for the production and installation of 13 Bradley Advanced Training Systems (BATS) was received in July 1999 and deliveries will be completed by August 2001. A second year production for a follow on quantity of 11 BATS is in process with an award projected by June 2001.

     Crusader. The Crusader is an integrated and automated two-vehicle artillery system consisting of a 155-mm, self-propelled howitzer and resupply vehicle. The resupply vehicle has two variations, one tracked and one wheel-based. The Company is the sole-source, prime contractor and systems integrator responsible for the design and development of the Crusader, including delivery of a prototype system, under a $1.7 billion Product Development Risk Reduction contract, which is scheduled to be completed in 2003. The follow on development phase, known as Engineering and Manufacturing Development ("EMD"), is scheduled to begin in 2003, with delivery of the first EMD prototype in 2004. LRIP is scheduled to begin in Elgin, Oklahoma in 2006, reflecting the Army's latest funding schedule. The Army plan calls for fielding 480 Crusader systems, a reduction from its earlier projected procurement of 1,138 systems.

     The Crusader is designed to achieve the U.S. Army's stated objectives for the next-generation howitzer. These specifications include: (i) increased mobility, (ii) increased lethality, (iii) improved survivability, (iv) better sustainability, and (v) increased strategic deployability. The Crusader is being designed to be the first howitzer capable of keeping pace with the mechanized maneuver force, and will be a key part of the Army's counterattack corps. The Crusader is also being designed to provide substantially greater responsiveness and high rates of fire through long-range and accurate firings enabled by the vehicle's advanced autoloading technology and actively-cooled cannon, thereby giving it a multiple round simultaneous impact capability. This firing capability is being designed to allow commanders to extend and dominate the battle space and set a higher tempo for land operations. The Crusader is being developed with an embedded digitized command, control, communications and intelligence system for enhanced situational awareness, and for new capabilities for battlefield movement and resupply.

     M109 Self-Propelled Howitzer ("M109"). The M109 has been the most widely used field artillery vehicle for the U.S. military and certain foreign governments since it was first produced by the Company in 1974. The M109 is recognized for its ability to deliver rapid and high volume artillery support and to maximize survivability through mobility. The latest generation of the M109, the M109A6 Paladin, is the most advanced M109 upgrade fielded to date. FY00 funding will allow procurement of 7 Paladins. The Company has various non-production activities on Paladin, specifically engineering and training contracts. The Company also designs and produces unique configurations of the M109 and offers M109 upgrade kits, servicing and training to various foreign governments.

     M992 Field Artillery Ammunition Supply Vehicle ("FAASV"). The single mission of the FAASV, the battlefield partner of the M109, is to safely transport personnel, ammunition, and supplies to howitzer artillery vehicles on the battlefield during both firing and non-firing conditions. By utilizing synchronized and semi-automated resupply strategies and mechanisms to carry the M109 ammunition, the FAASV enables the howitzer to remain in the field longer and thereby increase its lethality. The heavily armored chassis provides ballistic protection to its munitions supply crew and accommodates all standard 155mm rounds. In 1999, the Company completed a production contract for 96 new vehicles and 36 converted vehicles. The Company was awarded an option to deliver 6 additional converted FAASVs in 2000, and production for those vehicles was completed in 2000.

     M88 Armored Recovery Vehicle ("M88"). The M88 currently has an installed base of more than 3,325 vehicles in 19 countries throughout the world. The M88 performs towing, lifting and pulling tasks in the recovery of impaired tanks or in basic tracked vehicle maintenance. In preparation for the deployment of heavier M1 tanks by the U.S. Army, in 1986 the Company began the development effort for the M88A2 ("Hercules") upgrade. The Hercules is the least expensive recovery vehicle worldwide that can safely recover 70-ton tanks (for example, the M1A1/A2). The U.S. Army has been awarding annual contracts for M88 upgrades since 1994 and the U.S. Marine Corps ("USMC") contract started in 2000. The Company is currently under contract to deliver vehicles through February 2002 and is in negotiations for an award of 44 additional vehicles to the U.S. Army and USMC. The company also has an ongoing co-production contract with Egypt for 50 Hercules and an option for at least 13 additional vehicles.

     M113 Armored Personnel Carrier ("M113"). The M113 has been the main troop transport vehicle used by the U.S. military and allied governments throughout the world, with more than 80,000 units delivered since initial production in 1960. The Company has produced several M113 models in cooperation with U.S. allies, including various configurations of the Armored Infantry Fighting Vehicle, historically produced in Europe and currently produced by the Company's Turkish affiliate, FNSS. The U.S. Army, which received its last delivery of new M113s from the Company in 1992, continues to upgrade its M113s to the latest A3 configuration. This upgrade work currently occurs in the Company's Anniston, Alabama facility and continues to be a source of revenue for the Company. The upgrade work is performed in a partnering arrangement with the Anniston Army Depot. In addition, the Company is supplying kits for the Canadian Army to upgrade their M113A2 vehicles to the latest M113A3 configuration and to produce the new improved Mobile Tactical Vehicle Light ("MTVL"). The MTVL variant, which is a patented UDLP M113 derivative, has significantly more cross-country mobility, payload capacity and under armor volume than the standard M113A3. The Company offered the MTVL as the foundation for the U.S. Army's Interim Armored Vehicles program described in Item 7 below.

     M8 Armored Gun System ("M8"). The M8 was designed to meet the Army's need for a rapidly deployable, multi-purpose tracked weapon system to support and protect light infantry forces in conflict and peacekeeping missions worldwide. It carries a rapid-fire, 105mm cannon and can be dropped by parachute from the U.S. Air Force's C-130 Hercules and larger aircraft. It has armor that makes it survivable against heavy machine guns and medium automatic cannons, and is designed for lethality against tanks, fortifications, and enemy troops. The M8 was developed by the Company under a U.S. Army contract but did not go into volume production, as the program was cancelled in 1997 due to Army budgetary constraints. The Company has not to date achieved a production sale of the M8. However, the Company offered the AGS for an important role in the U.S. Army's Interim Armored Vehicles program described in Item 7 below, and the Company is also continuing its efforts to market the M8 elsewhere.

     M9 Armored Combat Earthmover ("M9 ACE"). The M9 ACE is an 18-ton, fully tracked, aluminum armored vehicle, used on the battlefield to bulldoze, rough grade, excavate, haul and scrape. With a crew of one, the multi-purpose M9 ACE can attain road speeds of up to 35 miles per hour, and unlike a standard bulldozer, requires no transport vehicle. It is also small and light enough to be transported in C-130 aircraft. The M9 ACE can serve as the prime mover of vehicles weighing up to 39,000 pounds and can clear debris left in the wake of battles or civil disasters. The Company completed production of 52 vehicles in November 1999. Those vehicles have recently been fielded to Engineer Units at Ft. Hood, Texas and Ft. Stewart, GA.

     In-Stride Breacher ("Grizzly"). The Grizzly is a 70-ton vehicle currently under development designed to clear mines and other complex obstacles. Mounted on a modified M1 chassis, the Grizzly features a mine-clearing blade outfitted with complex software that provides automatic depth control. It is also equipped with a power-driven arm for digging, grappling and lifting, as well as seven external cameras for vision and remote operation, with full electronic integration. Currently nearing completion of the EMD phase, the program's LRIP funds were cancelled by the Office of the Secretary of Defense (OSD) in December 1999. This action was taken by OSD solely due to not having sufficient funds to support the Army's Medium Force Brigade initiative. The three Heavy Armor Divisions that remain still require the in-stride, complex obstacle breaching capabilities that the Company believes can only be accomplished by Grizzly. As a result of this requirement, the development program has been extended through August 2001 and the Company is hopeful that additional funds for the Grizzly will be restored later in 2001.

     AAV7A1 Amphibious Assault Vehicle ("AAV"). The AAV has been the U.S. Marine Corps' amphibious assault vehicle for over two decades with more than 1,500 vehicles delivered. In July 1998, the Company was awarded a $158 million four year contract by USMC to rebuild the existing fleet of AAVs in a partnering arrangement with the Albany, Georgia and Barstow, California Marine Corps Logistic Bases. The Company currently produces different kit configurations of the AAV for foreign customers such as Korea, Spain and Italy, and then assists these countries in assembling the kits locally.

     Naval Systems. The U.S. Navy's focus on land attack warfare is spurring the development of new and modified weapon systems, including (i) a modified naval gun system, the Mk45 Mod4; (ii) a new 155mm Advanced Gun System ("AGS"); (iii) land attack missile integration into the Vertical Launch System ("VLS"), requiring new canisters; and (iv) new or modified launching systems. The Company expects that the design, engineering and production of these systems will be the primary focus of naval ordnance for the foreseeable future. The Company is currently under contract to modify the Mk45 gun systems to the Mod4 configuration and develop the 155mm AGS. In addition, the Company is the sole source designer and producer of the VLS canister. Finally, the Company is the principal subcontractor to Lockheed Martin Corporation to produce VLS launchers.

     Historically, United Defense naval ordnance systems have been on all U.S. Navy combatants since the beginning of World War II. The company developed the first fully automatic major caliber gun and has been the primary designer and producer of all the automatic missile launching systems on U.S. Navy ships. During 2000, 1999, and 1998 the Company derived approximately 23%, 19% and 16% of its revenues, respectively, from Naval Systems.

     Mk45 Naval Gun System ("Mk45"). The Company is the sole source producer of the Navy's 5-inch Mk45 gun system for the Navy's newest class of destroyers, the Arleigh Burke DDG 51 class ("DDG51"). The company is under contract for FY00 requirements and just recently received a contract award of the FY01 requirements. The U.S. Navy currently plans to continue building DDG51 class ships through FY05. The Company is also the prime contractor for the Naval Surface Fire Support ("NSFS") program. This NSFS program includes upgrading the Mk45 gun system with the capability to fire Extended Range Guided Munitions. Due to the NSFS program, the Company anticipates a sole-source contract to upgrade Mk45 guns on the Navy's Ticonderoga class ships from Mod2 to Mod4 configuration, which extends the Mk45's range and improves surface fire support capability. Furthermore, the U.S. government supports foreign allied navies having compatible armaments, and has recently increased its assistance to the Company's efforts to place Mk45s on foreign ships. Management believes the improvements included in the Mod4 configuration which provide significantly greater range will make the Mk45 more competitive internationally. In December 1999, the Company made its first international sale of Mk45 Mod4 to Korea.

     Mk41 Vertical Launching System. The VLS is the U.S. Navy's primary missile launcher on surface combatants, firing the anti-air Standard Missile, strike mission-related Tomahawk cruise missile, anti-submarine VLASROC, and ship self-defense Sea Sparrow missile. The VLS is manufactured under a subcontract with Lockheed Martin Corporation, the prime contractor of the VLS launcher. The Company is the designated mechanical design agent as well as the major subcontractor, and is also the sole-source, prime provider of VLS canisters. Each new missile introduced requires a new canister development program. UDLP, as the design agent, designs and tests the new canister and then, as the sole source manufacturer, the units are produced and delivered. The U.S. Navy places the VLS, like the Mk45, on all DDG51s, each of which contains twelve 8-cell VLS modules. In 1998, the Company entered into a five-year contract with Lockheed Martin Corporation for launcher production and ancillary work for the Company from 1998 through 2002. In 1999, the Company entered into a five-year contract for VLS canisters. The Company is currently negotiating two additional option years that will provide launcher production and ancillary work through 2004.

     Advanced Gun System. The U.S. Navy is currently developing its next-generation destroyer, the Zumwalt DD21 class, with land attack as its primary mission. The Company is the sole-source developer of AGS, the primary gun weapon system on DD21. The Company is on both industry teams which are competing to develop and produce the DD21. Each of the 32 planned destroyers is expected to have two AGS on board, providing the equivalent firepower of two battalions of Army M198 howitzers, at ranges of up to 100 nautical miles. Funded gun development was initiated in 1999, with completion of development scheduled for 2006. The Company is currently in EMD for the AGS. The prototype ship is scheduled to begin construction in FY05. In addition to designing the gun and associated magazine, the Company has been selected at the source selection authority for projectile development.

     Overhaul, Repair, Maintenance and Other. The Company also provides aftermarket service for the Mk45 and smaller caliber gun mounts, guided missile launching systems, vertical launching systems, surface vessel torpedo tubes, gun fire control systems, target and decoy launchers and other naval Combat Systems equipment. Work is performed for the U.S. Navy and various international allied forces. These services include engineering, repair, upgrade, maintenance, logistic support, replacement parts and onboard technical assistance. A significant amount of the service work is performed at the Company's Louisville operation which is located at the facilities of the former U.S. Navy operated Naval Ordnance Station. Other strategic work sites include San Diego, CA; Norfolk, VA; and Mayport, FL. In addition, the Company is the sole-source producer of propulsors for the Virginia Class submarine. Currently, the fifth unit is being negotiated with an overall buy of 32 projected.

International Operations. The Company operates a subsidiary, joint ventures, and co-production programs in countries throughout the world. Current operations include Bofors Defence, a Swedish subsidiary, joint ventures in Saudi Arabia and Turkey, and co-production programs in Egypt, South Korea and Japan.

     The Company's objective in setting up a joint venture or co-production program is to provide the host country with an indigenous production capability that will utilize the Company's developed programs, adapted to local requirements. The Company uses project financing, letters of credit, manufacturing licenses, training programs and offsets to structure programs that meet unique customer needs.

     Bofors Defence ("Bofors"). Bofors Weapon Systems, a Swedish Company, was acquired by United Defense Industries in September 2000 from Celsius AB. Subsequent to the acquisition the name was changed to Bofors Defence. The purpose of this acquisition is to provide a base for the expansion of United Defense's business within the European Union. Bofors is active in four major business areas; Field Artillery Systems, Air Defence and Naval Gun Systems, Combat Vehicle Systems and Product Support. Bofors' key competencies are in the area of intelligent munitions and systems. During 2000 Bofors received key contracts to commence the manufacture of intelligent munitions (the BONUS program) for the Swedish Government and to adapt a battalion of CV9040 vehicles for peacekeeping duties. Bofors entered 2001 with a backlog of approximately $240 million. The Leopard Tank Production Program will be drawing to an end in the fall of 2001 and the CV9040 will be drawing down substantially by 2002. Additional orders will be required to maintain current sales volume in the future.

     Key near term order opportunities include; 1) additional peacekeeping vehicles for Sweden, 2) naval guns for Chile, Malaysia, and Mexico, 3) artillery systems for India, and 4) intelligent munitions for the United States.

     FMC-Arabia. The joint venture was formed in 1994 to pursue defense contracts within the Kingdom of Saudi Arabia. The Company's 51% interest in the joint venture is a beneficial interest, but for administrative convenience the venture retained the name FMC-Arabia. An application to change the name is in process. The Company accounts for FMC-Arabia on an equity basis, due to the Saudi partner's ability to assert supermajority rights which limit the control of the Company. The initial contract was to provide contractor logistics support
(CLS) and training to the Royal Saudi Land Forces Infantry Corps for Bradley Fighting Vehicles previously purchased from the Company. In early 1997, FMC-Arabia was awarded a second contract to commence the modernization of 523 of Saudi Arabia's M113s (from a fleet of approximately 1,700 vehicles) to an A3 configuration. Because of overall budgeting constraints affecting the Saudi Arabian government, the funding for both the M113 and CLS programs has been stretched out, with the result that FMC-Arabia operated both programs at reduced levels during 1999 and 2000. Current funding will support work in Saudi Arabia through March of 2001. FMC-Arabia is continuing to work with the Saudi Arabian government and the U.S. government in an effort to arrange increased and more stable funding for the programs, but there can be no assurance as to when or whether such funding will be provided.

     FNSS-Turkey. The FNSS Savunma Sistemleri A.S. ("FNSS") joint venture was formed in 1987 to pursue armored combat vehicle sales to the Turkish Army. The Company owns 51% of the joint venture. The initial contract, which became effective in 1989, was for 1,698 vehicles consisting of four types of armored vehicles: personnel carrier, fighting vehicle, TOW missile vehicle and mortar vehicle, all using a common chassis. The initial production contract for 1,698 vehicles has been completed, and a follow-on contract for 551 additional personnel carrier vehicles was signed in October 2000. In 1998, FNSS signed its first export contract with the United Arab Emirates (Abu Dhabi) to provide 133 vehicles comprised of a mix of forward observation vehicles, engineer squad vehicles and recovery vehicles, with deliveries starting mid 1999 and ending in early 2001. In August 2000, FNSS signed a second major export order to supply 211 vehicles in eleven configurations to the government of Malaysia. This contract will also include co-production through a sublicensee company in Malaysia. The orders for the Turkish government and the Malaysian government provide backlog through the end of 2004.

         FNSS is pursuing new business opportunities with the Turkish government for amphibious vehicles, self-propelled howitzers and tank modernization. FNSS is also pursuing additional orders with the UAE and Malaysia, as well as other export opportunities within its licensed territory, which includes much of the Middle East and Southeast Asia.

         The Company's investment in FNSS is accounted for on the equity basis because it does not control the joint venture. Royalties are received in U.S. dollars and reported as revenue.

         Egypt. In March of 1998, the Company formalized a Manufacturing Technical Assistance Agreement with the US Army's Tank and Automotive Command (TACOM) to provide management and technical services in support of the co-production of 50 M88A2 Hercules in the Egyptian Tank Plant in Egypt. The cost-plus fixed-fee contract was signed and is currently valued at $21 million. The effort is expected to continue through 2002 with a follow-on contract to support thirteen additional vehicles expected by the end of 2001 that will continue the program through the end of 2003.

         In 1999, the Company also signed a contract with TACOM to provide kit materials to support the fabrication and assembly of 50 Hercules vehicles in the Egyptian Tank Plant. The current value of this contract is $101 million. The contract is expected to end in 2001.

         A follow-on contract to procure long lead items for kits for thirteen additional Hercules vehicles was awarded in 2000. The initial value of the follow-on contract is $6 million and will be finalized in 2001 for approximately $30 million. The follow-on contract period of performance is expected to be through January 2003. The Company continues to receive orders for additional tools and special parts to support the Egyptian Tank Plant's ongoing efforts.

         South Korea. In 1994, the Company formalized a teaming agreement with Samsung Techwin to jointly produce AAV's for the South Korean Marine Corps. An initial five year contract was signed in 1996 for $105 million. A follow-on contract was signed in 2000 for $117 million, extending the co-production through 2005. The initial deliveries for this contract commenced at the end of 2000.

         Japan. In 1993, the Company entered into an agreement with Komatsu to license and support co-production of MLRS carrier vehicles in Japan. Know-how was transferred through the mid-nineties and production was progressively transferred to

Komatsu. UDLP continues to receive royalties, and orders for special parts to support Komatsu's ongoing production contracts.


Research and Development and Engineering Capabilities

         Among the Department of Defense's ("DoD") procurement requirements is the research and development of new technologies for application to weapon systems and upgrades. The Company's ability to compete for defense contracts depends to a large extent on the impact and innovation of its research and development programs.

         The Company's engineering capability has been a critical component of its success. Extensive experience in simulation, systems integration, armor, mobility, survivability and armaments, as well as its software development, engineering and electronics capabilities have allowed the Company to stay at the forefront of the development, manufacture and upgrade of its products.

         The Company expended $13.0 million, $12.8 million and $15.8 million on research and development in 1998, 1999 and 2000, respectively, a substantial portion of which was included in overhead allocable to both U.S. government and foreign government contracts.

Government Contracts; Regulatory Matters

         Management expects that, for the foreseeable future, approximately 85% of the Company's sales will continue to result from contracts with the U.S. government, either directly, through prime contractors, or pursuant to the U.S. government's Foreign Military Sales program. The Company's U.S. government business is performed under cost-plus contracts (cost-plus-fixed-fee, cost-plus-incentive-fee, or cost-plus-award-fee) and under fixed-price contracts (firm fixed-price, fixed-price incentive, or fixed-price-level-of-effort). Generally, the Company's engineering and development programs are performed under cost-plus contracts, while the production contracts are awarded on a fixed-price basis. Cost-plus and fixed-price contracts accounted for approximately 33% and 67%, respectively of the Company's business in 2000.

         The Company's U.S. government business is subject to unique procurement and administrative rules based on both laws and regulations. These laws and rules include compliance with socio-economic requirements, the distribution of costs to contracts and non-reimbursement of certain costs such as lobbying expenses. The Company's contract administration and cost accounting policy and practices are subject to oversight by government inspectors, technical specialists and auditors.

         U.S. government contracts are, by their terms, subject to termination by the U.S. government either for its convenience or default by the contractor. In addition, U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract performance may take many years. Consequently, at the outset of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years.


         As is common in the industry, the Company is subject to business risks, including changes in governmental appropriations, national defense policies or regulations, service modernization plans, and availability of funds. Any of these factors could materially adversely affect the Company's business with the U.S. government in the future.

Competition

         In the market it serves the Company faces a variety of major domestic and foreign competitors including Alvis, The Boeing Company, General Dynamics Corporation, General Motors Corporation, GIAT, Kraus Maffei Wegmann, Lockheed Martin, Oto Breda, Raytheon Company, Steyr and Textron.

         Management believes that the Company will continue to be able to compete successfully based upon the quality, technological advancement and cost competitiveness of its products and services. As the electronic and software content of the Company's products increases, the Company may encounter future competition from electronics and aerospace companies whose activities historically have been largely unrelated to the Company's products and programs. The Company's ability to compete for defense contracts depends to a large extent on the impact and innovation of its research and development programs, its capability as a systems integrator, its willingness to partner with military depots, its ability to offer best value to its government customers, and its readiness in facilities, equipment and personnel to undertake the programs for which it competes. Historically, the Company concentrated on TCVs because it believes that TCVs provide better capability than wheeled combat vehicles. However, the U. S. Army has recently shown a strong interest in shifting at least some of its combat vehicles to a wheeled platform, which the Company does not currently offer (see Item 7, Overview, Interim Armored Vehicles, below).

         In some instances, programs are sole-sourced by the U.S. government to a single supplier, and in other cases involve a prime contractor and multiple suppliers. In cases where the Company is the sole-source provider, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the U.S. government should choose to reopen the particular program to competition. The Company's customers, particularly the industrial facilities operated by DoD, often compete with the Company for aftermarket business, such as upgrade work and various overhaul and servicing work performed by the Company.

Major Customers

         The Company's sales are predominantly derived from contracts with agencies of the U.S. government. See Note 13 to the Consolidated Financial Statements, included in Item 8.

Backlog

         As of December 31, 2000, the Company's funded backlog was approximately $1.9 billion compared with $1.4 billion at the end of 1999. Approximately one half of the increase is due to the acquisition of Bofors during 2000. Funded backlog does not include the awarded but unfunded portion of total contract values. This backlog provides management with a useful tool to project sales and plan its business on an on-going basis. A substantial majority of this backlog is expected to be earned as revenues by the end of 2001.

Intellectual Property

         Although the Company owns a number of patents and has filed applications for additional patents, it does not believe that its operations depend upon its patents. In addition, the Company's U.S. government contracts generally license it to use patents owned by others. Similar provisions in the U.S. government contracts awarded to other companies make it impossible for the Company to prevent the use by other companies of its patents in most domestic work. Additionally, the Company owns certain data rights in its products under certain of its government contracts. The protection of data developed by the Company from use by other government contractors is from time to time a source of negotiation between the Company and the U.S. government, and the extent of the Company's data rights in any particular product generally depends upon the degree to which that product was developed by the Company, rather than with U.S. government funds. The Company routinely enters into confidentiality and non-disclosure agreements with its employees to protect its trade secrets.

Employees

         At December 31, 2000, the Company had approximately 5,350 employees and approximately 300 contract workers (excluding employees of the foreign joint ventures). Approximately 1,650 of these employees at six locations are represented by eight unions, including the Glass, Molders, Pottery, Plastics and Allied Workers (Anniston); the International Association of Machinists (Louisville and San Jose); the United Automobile, Aerospace and Agricultural Implement Workers (Minneapolis); the International Guards (Minneapolis); the International Brotherhood of Teamsters (San Jose); the United Steelworkers
(York); the Swedish Trade Union Cooperation (Sweden); and the Federation of Salaried Employees in Industry and Services (Sweden).

Sources and Availability of Raw Materials

         The Company's manufacturing operations require raw materials, primarily aluminum and steel, which are purchased in the open market and are normally available from a number of suppliers. The Company also purchases a variety of electronic and mechanical components for which the Company has multiple commercial sources. The Company has not experienced any significant delays in obtaining timely deliveries of essential raw materials.

Environmental Matters

         The Company's operations are subject to federal, state and local laws and regulations relating to, among other things, emissions to air, discharges to water, the handling and disposal of hazardous and solid wastes and the cleanup of hazardous substances ("Environmental Laws"). The Company continually assesses its compliance status and believes that its operations currently are in substantial compliance with Environmental Laws.

         Operating and maintenance costs associated with environmental compliance and prevention of contamination at the Company's facilities are a normal, recurring part of operations, are not significant relative to total operating costs or cash flows, and are generally allowable as contract costs under the Company's contracts with the U.S. government ("Allowable Costs"). Such costs have not been material in the past and, based on information presently available to the Company and on U.S. government environmental policies relating to Allowable Costs in effect at this time (all of which are subject to change), are not expected to have a material adverse effect on the Company.

         Based on historical experience, the Company expects that a significant percentage of the total remediation and compliance costs associated with its facilities will continue to be Allowable Costs. As of December 2000 the Company has a reserve for $14 million to cover any remediation and compliance costs that may not be allowable costs under its U.S. government contracts. Management believes that the reserve is sufficient and does not expect that such costs will materially adversely affect the Company. In addition, pursuant to the terms of the acquisition agreement between Iron Horse and the Sellers, the Sellers are required to reimburse the Company for 75% of certain non-allowable remediation costs relating to operations prior to the acquisition.

ITEM 2.         Properties

         The table below sets forth information with respect to the Company's manufacturing facilities and properties. The Company believes that its facilities are adequate for its operations.

Location                             Leased/Owned            Square Footage
--------                             ------------            --------------
Albany, GA                           Gov't Owned                 42,600
Arlington, VA                        Leased                      22,512
Anniston, AL                         Leased                      96,000
Anniston, AL                         Owned                      267,000
Aiken, SC                            Leased                      21,000
Aiken, SC                            Owned                      189,000
Aberdeen, SD                         Owned                      105,000
Aberdeen, SD                         Leased                      30,000
Fayette County, PA                   Leased                     179,700
Fridley, MN*                         Gov't Owned              1,712,240
Fridley, MN*                         Owned                      326,023
Louisville, KY                       Leased                     633,609
Orlando, FL                          Leased                      16,300
Hollister, CA                        Leased                       1,218 acres
Santa Clara, CA
     1125 Coleman                    Leased                      37,450
     1205 Coleman                    Leased                     124,940
     1450 Coleman                    Leased                      36,600
     340 Brokaw                      Leased                       4,400
     328 Brokaw                      Leased                     174,300
     2830 De La Cruz                 Leased                      86,785
     2890 De La Cruz                 Leased                      68,708
Triangle, VA                         Leased                       6,000
York County, PA                      Owned                      996,518
York County, PA                      Leased                      10,000
Arlington Heights, IL                Leased                      55,904
Troy, MI                             Leased                      16,814
East Moline, IL                      Leased                       2,000
Karlskoga, Sweden                    Leased                     417,500

         *The U.S. government is currently attempting to divest its Fridley, Minnesota facility that has historically been provided rent free to the Company for production of systems and spares for the U.S. government. UDLP is currently in negotiations with the government for purchase of the facility. UDLP will be required to make the facility available for the performance of government contracts and subcontracts for a minimum of three years.

ITEM 3.  Legal Proceedings

         Alliant Techsystems, Inc. ("Alliant"), a subcontractor to the Company in connection with the M109A6 Paladin howitzer prime contract, filed a lawsuit against the Company and its prior owners in Minnesota state court. The lawsuit arose out of a U.S. Army-directed termination for convenience in 1996 of certain subcontract work under the program which, until the time of termination, had been performed by Alliant and was thereafter replaced by a subcontract which the Company awarded to another contractor, Sechan Electronics. The breach of contract litigation by Alliant Techsystems, Inc. against the Company was concluded by pretrial dismissal, without any judgment, damage award, or other adverse finding having been made against the Company. No settlement payment was made in connection with such dismissal.

         The Company is also a defendant in a so-called qui tam case filed jointly under the U.S. Civil False Claims Act (the "FCA") by one present and one former employee of the Company's Armament Systems Division ("ASD") in Fridley, Minnesota. The FCA, among other things, permits private parties (called "relators" under the FCA) to seek, on behalf of the U.S. Government, recovery of amounts which under certain circumstances have been improperly claimed from the Government by its contractors. Beyond recovery of the Government's actual damages, the FCA also authorizes the recovery of multiple penalties, and provides as well that the relators may personally receive 15-30% of any recovery obtained. The case, U.S. ex rel. Seman and Shukla v. United Defense, FMC Corp.,
                    -----------------------------------------------------------
and Harsco Corp., was filed against the Company and its prior owners on July 23,
----------------
1997 in the U.S. District Court for the District of Minnesota and primarily alleges that the Company improperly obtained payment under various of ASD's government contracts by supplying components which did not comply with applicable technical specifications. The relators' complaint did not quantify the alleged damages, but sought the full range of treble damages, civil penalties, and attorney fees available under the FCA.

         Negotiations among the relators, the Company, its co-defendants, and the U.S. Government (which chose not to be a party to the litigation, but by statute is entitled to participate in any settlement or other recovery in qui tam cases) to settle the Seman/Shukla litigation are nearly complete. Under the proposed settlement agreement, the Company would pay a total of $6.0 million to settle the case, divided into installments payable over a three-year period. No finding of wrongdoing would be made against the Company, and no other administrative or legal action would be taken against the Company in respect of the matters alleged in the case. Completion of the settlement is subject to U.S. District Court review, but management expects the settlement to be concluded on such terms during the first part of 2001.

         The Company is also subject to other claims and lawsuits arising in the ordinary course of business. Management believes that the outcome of any such proceedings to which the Company is party will not have a material adverse effect on the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     None.


ITEM 5.  Market for Registrant's Stock and Related Stockholder Matters

     The Company's common stock is not publicly traded. As of March 1, 2001, there were thirty nine holders of record of the Company's common stock. No dividends were paid in 2000. In addition, the Company's Senior Subordinated Notes include provisions restricting its ability to pay dividends in the future. See Note 8 to the Consolidated Financial Statements in Item 8 for further information.

Item 6. Selected Financial Data (In thousands)

The selected financial data presented below are derived from the Company's consolidated financial statements, audited by Ernst & Young and should be read in conjunction with such audited statements and the notes that are included in
Item 8.

                                           Nine months     Three months
                                              ended           ended
                                          September 30,    December 31,           Year ended December 31,
                                 1996         1997            1997            1998         1999         2000
                           ------------------------------ ------------------------------------------------------
                                   (Predecessor)
Net sales                   $ 1,029,333   $   913,925      $   342,627    $ 1,217,555  $ 1,213,526  $ 1,183,886

Net income(loss)                 74,679        78,130          (36,259)      (122,598)       2,938       18,845

Total assets                    649,632       626,658        1,246,083        977,450      853,142      895,820

Long term debt, including
 current portion                      -             -          659,800        506,986      349,843      269,577


Note: As a result of the Acquisition and the related revaluation of assets, net income and total assets for periods ended after September 30, 1997 are not comparable to prior periods.

     Information for Iron Horse is identical except its total assets were $978,789, $854,481 and $897,056 at December 31, 1998, 1999 and 2000,
respectively and its net income was ($118,948), $2,817 and $18,079 for the years ended December 31, 1998, 1999 and 2000, respectively.

ITEM 7. Management's Discussion and Analysis of the Results of Operations and Financial Condition

     The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information, included elsewhere in this report.

Introduction

     In October 1997, the Company's direct parent, Iron Horse, was funded from several partnerships controlled by Carlyle. The equity was invested in the Company. On October 6, 1997, the Company acquired (the "Acquisition") directly or through its wholly owned subsidiary, UDLP Holdings Corp., 100% of the partnership interests in UDLP.

     United Defense Industries, Inc. is the only asset of Iron Horse. Accordingly, Management's Discussion and Analysis of the Results of Operations and Financial Condition is the same for both Iron Horse and United Defense Industries, Inc. The Company's subsidiary guarantors, UDLP Holdings Corp., UDLP and Barnes & Reinecke, Inc. ("BRI"), are directly or indirectly wholly owned by the Company and all such subsidiary guarantors have guaranteed the Company's 8 3/4% Senior Subordinated Notes on a full, unconditional, and joint and several basis. Accordingly, separate financial statements of those subsidiaries are not considered material or provided herein. Note 17 to the financial statements in
Item 8 sets forth condensed consolidating Balance Sheets, Statement of Operations and Statement of Cash Flows for guarantor and non-guarantor subsidiaries for 2000.

Overview

     Variability in Quarterly and Annual Performance. The Company's operating performance frequently varies significantly from period to period, depending upon the terms of and schedules for the Company's contracts, export sales, and, in particular, the award or expiration of one or more contracts and the timing of manufacturing and delivery of products under such contracts. As a result, period-to-period comparisons may show substantial increases and decreases disproportionate to underlying business activity and results for any given period should not be considered indicative of longer-term results.

     Interim Armored Vehicles. In October 1999 the U.S. Army embarked upon an initiative to create a so-called medium force, intended to be lighter and less heavily-armed than the Army's existing heavy divisions based on the M1 tank and Bradley Fighting Vehicle, but more lethal and survivable than lighter Army units such as the airborne forces. To equip the new units, known as Interim Brigade Combat Teams ("IBCT"), in April 2000 the Army commenced a solicitation for so-called Interim Armored Vehicles ("IAV"), emphasizing a thirty eight thousand pounds weight limit, rapid deployability using the Air Force's smallest air transports (C130 aircraft), and early fielding using off-the-shelf technology. United Defense participated in the competitive bidding for the IAVs, proposing the use of its tracked MTVL (stretched and upgraded M113) and M8 Armored Gun System vehicles (see Item 1. Description of Business) at a total price of $1.9 billion. Certain competitors proposed wheeled vehicles for the IAV program. For military combat vehicles, there are substantial manufacturing, design, and engineering differences between wheeled and tracked vehicles, and the Company historically has not produced wheeled vehicles.

     On November 16, 2000, the Army announced its award of the IAV contract at a price of $4.3 billion to a joint venture formed by General Motors of Canada and General Dynamics Land Systems (GM/GD). As many as 2,100 vehicles could be acquired under the IAV contract for up to six IBCT brigades over approximately a six-year period. The IAVs provided by GM/GD would be upgraded or redesigned versions of the Swiss light-duty LAV-III wheeled vehicle. On December 4, 2000, United Defense filed a formal protest with the General Accounting Office ("GAO") relating to the Army's IAV award, primarily on the grounds that (i) in a procurement where early fielding was stated to be of paramount importance, the LAV-III vehicles cannot be fielded, depending on specific vehicle type, until one to three years or more after their UDLP counterparts; (ii) the Army favored GM/GD during the competition by secretly applying new, unannounced evaluation factors which biased the selection in favor of a wheeled vehicle outcome; and
(iii) in a best value procurement, the LAV-III selection cannot be justified when the vehicle is inferior in performance, requires an extensive development effort of uncertain outcome before it can ever be fielded, and will cost the Army more than double the price of the United Defense vehicles.

     UDLP's protest is pending before the GAO, whose decision is expected on or about March 14, 2001. By law, performance on the announced GM/GD contract is suspended until the GAO renders its decision. In adjudicating a protested procurement, the GAO can dismiss the protest, call for the competition to be reopened, or recommend that the procuring agency's award be cancelled and the contract be rewarded to the protester. Beyond the GAO proceeding, the procurement may also be challenged in federal court. Although the Company believes that its arguments to overturn the Army's IAV award are compelling, management cannot predict the outcome of the GAO proceeding, or the likelihood of further legal proceedings regarding the IAV program.

     Regardless of the ultimate outcome of the IAV procurement decision, significant uncertainties will affect the future of the IAV program, including whether (i) the Bush Administration chooses to support the program and (ii) Congress chooses to fund the program in future years. To some degree, U.S. Government funding for other significant UDLP programs, such as the Crusader artillery system and upgrades to the Bradley fleet (see Item 1, Description of Business, above), may be adversely impacted by funding for the IAV program. Also, assuming that the IAV program were to proceed on some substantial scale, the Company's profits and revenues would likely be affected by whether the IAVs were procured from the Company, or instead from a competitor.

     Administration Defense Review. The Bush Administration has indicated that it is conducting a comprehensive review of the priorities, missions, and programs of the Department of Defense (DoD). The outcome of this review is uncertain, but the Administration's findings may have significant implications for the organization and funding of various elements and major weapons programs in each of the armed services. Accordingly, such outcome may beneficially or adversely affect programs in which the Company has a significant interest, including the Crusader and DD21 destroyer (both described in Item 1. Description of Business), as well as programs in which the Company may have an interest, such as the IAV program (described in Item 7. Overview, Interim Armored Vehicles, above), depending upon whether any such program was cancelled, scaled back, delayed, endorsed, expanded, or accelerated. Such outcome(s) would likely be determined both by the specific results of the Administration review and by the Congressional reaction thereto. As the Administration has to date withheld comment about the specific nature and content of its review, as well as its potential outcome, management is unable to predict the eventual impact thereof on the Company's products, operations, revenues, or profitability.

     Senior Subordinated Notes. The Company received authorization from its bank-lending group in February 1999 to purchase up to $50 million of the Senior Subordinated Notes. During December 2000 the Company acquired approximately $17 million of the notes. This authorization was granted due to the Company's performance of making bank debt prepayments in excess of scheduled amortization payments.

     The Company will continue to purchase the Senior Subordinated Notes in the open market if market conditions are appropriate and if excess cash is available to make a purchase. However, the Company may decide to continue to apply any excess cash balances towards the prepayment of bank debt as it has to date.


Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999.

     Revenue. Our 2000 revenue of $1,183.9 million declined $29.6 million, or 2.4%, from revenue of $1,213.5 million for 1999. The decrease primarily resulted from the winding down and closing of the Paladin production operation in June 1999, which accounted for $45.8 million in sales during the first six months of 1999, a decrease of $67.8 million in billings for the Crusader development program and the completion of shipments for several programs in 1999. These declines were partially offset by the additional sales of $58.5 million generated by Barnes & Reinecke and Bofors Defence, both of which we acquired in 2000, increased shipments of $61.2 million of Bradley upgrades and by engineering development sales for the Advanced Gun System.

     Gross Profit. Gross profit increased $18.4 million, or 8.3%, to $240.0 million for 2000. This gross profit increase was primarily due to the reduced depreciation and amortization costs of $28.0 million related to assets revalued in connection with our acquisition of United Defense, L.P. and higher award fees for the Crusader program, partially offset by the lower sales volume described above and the effects of LIFO accounting.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.8 million, or 3.5%, to $173.7 million for 2000. This increase was primarily the result of heavy spending for marketing activity and proposals, principally for the Interim Armored Vehicle program, and expenses associated with businesses acquired in 2000. These increases were partially offset by lower depreciation and amortization of intangible assets revalued in connection with our acquisition of United Defense, L.P.

     Research and Development. Research and development costs were $15.8 million for 2000, a $3.0 million, or 23.3%, increase over 1999. During 2000, research and development spending increased to support our effort to win an award related to the Interim Armored Vehicle program. In addition, our net research and development cost in 1999 was favorably affected by the reimbursement of research and development costs incurred in prior periods in connection with the development of the Advanced Gun System.

     Earnings from Foreign Affiliates. The loss recognized from foreign affiliates was $1.3 million in 2000. The $2.9 million decrease from the prior year was primarily due to a loss in 2000 related to our Turkish joint venture.

     Net Interest Expense. Net interest expense for 2000 was $25.1 million, an $11.9 million decrease from 1999 as a result of lower debt levels.

     Net Income. As a result of the foregoing, we had net income of $18.8 million in 2000, including an extraordinary gain of $0.7 million from the early retirement of debt, compared to net income of $2.9 million for 1999.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998.

          Revenue. Revenue for 1999 was $1,213.5 million, a decline of $4.0 million, or 0.3%, from 1998. The lower revenue was largely due to the winding down of the Paladin artillery upgrade program at the end of the second quarter of 1999 resulting in a $69.5 million reduction and the completion of self-propelled howitzer and armored personnel carrier shipments to foreign customers. These declines were offset by higher revenue from the shipments of Vertical Launch Systems, increased billings for the Crusader program and new deliveries of armored combat earth movers, self propelled howitzers and rebuilt assault amphibious vehicles.

          Gross Profit. Gross profit increased $103.4 million, or 87.4%, to $221.6 million for 1999. Our gross profit margin improved to 18.3% for 1999 from 9.7% for 1998. This improvement was due to lower costs related to assets revalued in connection with our acquisition of United Defense, L.P. In addition, in 1998 we incurred a non-cash pension charge of $27.5 million related to restructuring one of our business units, and we wrote off and charged cost of sales for unusable capitalized software related to manufacturing systems and other impaired manufacturing assets totaling $11.7 million.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses were $167.9 million in 1999, a decrease of $5.0 million, or 2.9%, from 1998. This decrease in expenses resulted from lower depreciation and amortization of goodwill and other intangible assets compared to 1998.


          Earnings from Foreign Affiliates. Earnings from foreign affiliates were $1.6 million in both 1998 and 1999.

          Net Interest Expense. Net interest expense declined 27.1% from 1998 to $37.0 million for 1999 as a result of lower debt levels in 1999.

          Net Income. As a result of the foregoing, we had net income of $2.9 million for 1999 compared with a net loss of $122.6 million for 1998.

Liquidity, Capital Resources and Financial Condition

          The Company's liquidity requirements depend on a number of factors relative to the timing of production and deliveries under its U.S. government and direct foreign sales ("DFS") contracts. The Company generally receives performance based payments or progress payments on U.S. government contracts based either on meeting performance milestones or on a percentage of contract expenditures, and it generally negotiates for the payment of advances from customers on DFS contracts. Advances on DFS contracts vary depending on the specific programs involved. These payments reduce the need for Company financed working capital, and changes in working capital between periods are frequently due to program status changes and the level of such payments for the specific programs by period.

          Cash provided by operating activities. Cash provided by operating activities for 2000, 1999 and 1998 was $95.3 million, $189.6 million and $197.3 million, respectively. During 2000, cash provided by operating activities was significantly lower than in recent years. The majority of cash was generated by net income plus depreciation and amortization of $113.9 million, but it was adversely affected by increases in working capital, primarily to fund an increase in receivables. Cash provided by operating activities in 2000 was also adversely affected by non-recurring costs (net of recoveries of allowable costs under U.S. Government contracts) of $9.4 million incurred in connection with our unsuccessful bid for the Interim Armored Vehicle program. In 1999 cash flow was principally due to net income plus depreciation and amortization of $136.7 million, and significant collections of progress payments from the U.S. Government and foreign advance payments. In 1998 we also generated a high volume of cash resulting from net loss plus depreciation and amortization of $58.1 million, and sizeable reductions in receivables and inventories as the U.S. Government payment office paid all billings received by a certain deadline, and we aggressively reduced inventories consistent with shipping schedules.


          Current financial resources (working capital and short-term borrowing arrangements) and anticipated funds from operations are expected to be adequate to meet cash requirements in the year 2001.

          Cash (used in)provided by investing activities. Cash provided by investing activities was $2.9 million in 2000 while cash used in investing activities was $23.7 million in 1999 and $.6 million in 1998. The generation of funds in 2000 was primarily due to cash acquired from the Bofors acquisition, which was $45.6 million in excess of the purchase price.

          Financing activities. Cash used for financing activities included the pay down of $79.1 million in debt for 2000, $157.1 million for 1999 and $152.8 million for 1998. In 1998, the Company raised $6.1 million from the sale of additional shares of its common stock to certain officers, directors and other management members of the Company and to individuals affiliated with Iron Horse.

Item 7A.     MARKET RISK

          All of our financial instruments that are sensitive to market risk are entered into for purposes other than trading.

   Forward Currency Exchange Risk

          We conduct some of our operations outside the U.S. in functional currencies other than the U.S. dollar. To mitigate the risk associated with fluctuating currencies on short term foreign currency-denominated transactions, Bofors Defence enters into foreign currency forward exchange contracts. The Company does not enter into foreign currency forward exchange contracts for trading purposes. The following table provides information concerning the U.S. dollar functional currency of Bofors' forward exchange contracts at December 31, 2000. The table presents the U.S. dollar equivalent notional amounts and weighted average contractual exchange rates by expected maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

                                                Expected Maturity
                                                      Date
                                                                          Fair
                                                                          ----
        (US $ equivalent in thousands):          2001    2002    Total    Value
        -------------------------------          ----    ----    -----    -----

Receive Swedish krona/pay U.S. dollars
     Contract amount                            $  847  $ 8,670  $9,517  $10,603
     Average contractual exchange rate            8.65     8.24    8.28

Receive British pounds/pay Swedish krona
     Contract amount                            $3,664  $    --  $3,664  $ 3,561
     Average contractual exchange rate           15.15       --   15.15

Receive euro/pay Swedish krona
     Contract amount                            $  115  $ 1,099  $1,214  $ 1,182
     Average contractual exchange rate            9.83     8.40    8.54

        ITEM 8. Consolidated Financial Statements and Supplementary Data

        The following consolidated financial statements of Iron Horse Investors, L.L.C. and United Defense Industries, Inc. are provided in response to the requirements of Item 8:

IRON HORSE INVESTORS, L.L.C. AND UDLP

Report of Independent Auditors ..........................................  F1

Consolidated Balance Sheets as of December 31, 1999 and 2000 ............  F2
Consolidated Statements of Operations for the years ended
         December 31, 1998, 1999 and 2000 ...............................  F3
Consolidated Statements of Members' Capital for the years
         ended December 31, 1998, 1999 and 2000 .........................  F4
Consolidated Statements of Cash Flows for the years ended
         December 31, 1998, 1999 and 2000 ...............................  F5

Notes to Consolidated Financial Statements .............................. F6-19

UNITED DEFENSE INDUSTRIES, INC.

Report of Independent Auditors ..........................................  F20

Consolidated Balance Sheets as of December 31, 1999 and 2000 ............  F21
Consolidated Statements of Operations for the years ended
          December 31, 1998, 1999 and 2000 ..............................  F22
Consolidated Statements of Stockholders' Equity for the years ended
         December 31, 1998, 1999 and 2000 ...............................  F23
Consolidated Statements of Cash Flows for the years ended
         December 31, 1998, 1999 and 2000 ...............................  F24

Notes to Consolidated Financial Statements .............................. F25-42

                Report of Ernst & Young LLP, Independent Auditors


Board of Directors
Iron Horse Investors, L.L.C.

We have audited the accompanying consolidated balance sheets of Iron Horse Investors, L.L.C. and subsidiaries as of December 31, 1999 and 2000 and the related consolidated statements of operations, members' capital, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iron Horse Investors, L.L.C. and subsidiaries at December 31, 1999 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                                 /s/ Ernst & Young LLP


February 1, 2001
McLean, VA

                          Iron Horse Investors, L.L.C.
                           Consolidated Balance Sheets

                                 (In thousands)


                                                                December 31,   December 31,
                                                                    1999           2000
                                                                ------------   ------------
Assets
Current assets:
     Cash and cash equivalents ............................     $     94,325   $    113,357
     Trade receivables ....................................           57,198        109,705
     Long-term contract inventories .......................          254,750        259,238
     Other current assets .................................            4,056         13,083
                                                                ------------   ------------
Total current assets ......................................          410,329        495,383
Property, plant and equipment, net ........................           84,693         80,775
Intangible assets, net ....................................          220,274        162,340
Prepaid pension and postretirement benefit cost ...........          119,883        123,100
Restricted cash ...........................................               --         23,528
Other assets ..............................................           19,302         11,930
                                                                ------------   ------------
Total assets ..............................................     $    854,481   $    897,056
                                                                ------------   ------------

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
     Current portion of long-term debt ....................     $     23,086   $     23,086
     Accounts payable, trade and other ....................           64,639         86,117
     Advanced payments ....................................          303,065        342,394
     Accrued and other liabilities ........................           91,340        104,168
                                                                ------------   ------------
     Total current liabilities ............................          482,130        555,765

Long-term liabilities:
     Long-term debt, net of current portion ...............          326,757        246,491
     Accrued pension and postretirement benefit cost ......            5,075         28,515
     Other liabilities ....................................           16,013         23,148
                                                                ------------   ------------
Total liabilities .........................................          829,975        853,919

Minority Interest .........................................            3,896          4,604
Commitments and contingencies (Notes 8 & 9) ...............
Members' Capital ..........................................           20,610         38,533
                                                                ------------   ------------
Total liabilities and members' capital ....................     $    854,481   $    897,056
                                                                ============   ============


See accompanying notes. Amounts are as restated (Note 2).

                                Iron Horse L.L.C.
                      Consolidated Statements of Operations

                                 (In thousands)

                                                             Year Ended December 31,
                                                   -----------------------------------------
                                                      1998            1999           2000
                                                   -----------    -----------    -----------
Revenue:
      Sales .....................................  $ 1,217,555    $ 1,213,526    $ 1,183,886
Costs and expenses:
      Cost of sales .............................    1,099,291        991,907        943,892
      Selling, general and administrative
         expenses ...............................      172,888        167,877        173,694
      Research and development ..................       13,021         12,782         15,760
                                                   -----------    -----------    -----------
               Total expenses ...................    1,285,200      1,172,566      1,133,346

(Loss) income from operations ...................      (67,645)        40,960         50,540
Other income (expense):
      Earnings (loss) related to investments
        in foreign affiliates ...................        1,647          1,639         (1,262)
      Interest income ...........................        1,396          1,820          4,152
      Interest expense ..........................      (52,155)       (38,835)       (29,265)
                                                   -----------    -----------    -----------
Total other expense .............................      (49,112)       (35,376)       (26,375)
(Loss) income before income taxes and
      minority interest .........................     (116,757)         5,584         24,165
Provision for income taxes ......................        5,841          2,646          6,000
                                                   -----------    -----------    -----------
(Loss) income before minority interest ..........     (122,598)         2,938         18,165
Minority Interest ...............................        3,650           (121)          (766)
                                                   -----------    -----------    -----------
(Loss)income before extraordinary item ..........     (118,948)         2,817         17,399
Extraordinary item--net gain (loss) from
  extinguishment of debt ........................           --             --            680
                                                   -----------    -----------    -----------
Net (loss) income ...............................  $  (118,948)   $     2,817    $    18,079
                                                   ===========    ===========    ===========

See accompanying notes. Amounts are as restated (Note 2).

                                Iron Horse L.L.C.
                   Consolidated Statements of Members' Capital

                                 (In thousands)


        Balance, December 31, 1997 ...................... $ 136,741
        Net loss for the year ended December 31, 1998 ...  (118,948)
                                                          ---------
        Balance, December 31, 1998 ......................    17,793
        Net income for the year ended December 31, 1999 .     2,817
                                                          ---------
        Balance, December 31, 1999 ......................    20,610
        Repurchase of common stock (excess over
           paid in capital) .............................      (156)
        Net income for the year ended December 31, 2000 .    18,079
                                                          ---------
        Balance, December 31, 2000 ...................... $  38,533
                                                          =========



See accompanying notes. Amounts are as restated (Note 2).

                                Iron Horse L.L.C.
                      Consolidated Statements of Cash Flows

                                 (In thousands)


                                                                 Years Ended December 31,
                                                               ----------------------------
                                                              1998         1999         2000
                                                           ---------    ---------    ---------
Operating activities
Net (loss) income .......................................  $(118,948)   $   2,817    $  18,079
Adjustments to reconcile net (loss) income to cash
 provided by operating activities:
    Depreciation ........................................     83,153       55,528       23,882
    Amortization ........................................     91,895       72,408       68,422
    Amortization of financing costs .....................      5,660        5,791        2,759
    Net (gain) loss from early extinguishment of debt ...         --           --         (680)
    Minority interest ...................................     (3,650)         121          766
    Other ...............................................      5,291        1,123           --
Changes in assets and liabilities:
    Trade receivables ...................................     30,452        7,197      (35,954)
    Inventories .........................................     76,030         (407)      11,608
    Other assets ........................................      1,478        1,195        4,881
    Prepaid pension and postretirement benefit cost .....     15,519        4,029       (3,217)
    Accounts payable, trade and other ...................     (5,144)     (23,858)       9,525
    Advanced payments ...................................     (3,006)      44,670       (9,522)
    Accrued and other liabilities .......................     14,360       28,554        3,125
    Accrued pension and postretirement benefit cost .....      4,212       (9,535)       1,672
                                                           ---------    ---------    ---------
Cash provided by operating activities ...................    197,302      189,633       95,346
                                                           ---------    ---------    ---------

Investing activities
    Capital spending ....................................    (24,020)     (25,246)     (19,721)
    Disposal of property, plant and equipment ...........      7,298        1,532          560
    Adjustment to purchase price of business ............     16,074           --           --
    Purchase of Barnes & Reinecke, net of $1.2
     million cash acquired ..............................         --           --       (1,634)
    Purchase of Bofors Weapon Systems, net of
     $45.6 million cash acquired ........................         --           --       23,663
                                                           ---------    ---------    ---------
Cash (used in) provided by investing activities .........       (648)     (23,714)       2,868
                                                           ---------    ---------    ---------

Financing activities
    Payments on long-term debt ..........................   (152,814)    (157,143)     (79,071)
    Proceeds from sale of common stock ..................      6,057           29           95
    Repurchase of common stock ..........................         --           --         (206)
                                                           ---------    ---------    ---------
Cash (used in) provided by financing activities .........   (146,757)    (157,114)     (79,182)
                                                           ---------    ---------    ---------
Effect of exchange rate changes on cash .................         --           --           --
                                                           ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents ........     49,897        8,805       19,032
Cash and cash equivalents, beginning of period ..........     35,623       85,520       94,325
                                                           ---------    ---------    ---------
Cash and cash equivalents, end of period ................  $  85,520    $  94,325    $ 113,357
                                                           =========    =========    =========


See accompanying notes. Amounts are as restated (Note 2).

                          Iron Horse Investors, L.L.C.

                   Notes to Consolidated Financial Statements

1.   Basis of Presentation and Recapitalization

     Iron Horse Investors, L.L.C. together with its subsidiaries, (the "Company") was formed for the primary purpose of facilitating the acquisition of United Defense, L.P. ("UDLP") via its investment in United Defense Industries, Inc. ("UDI").

     In October 1997, the Company was funded from an investment group led by the Carlyle Group ("Carlyle"), which was invested in UDI. On October 6, 1997, UDI acquired 100% of the partnership interests of UDLP from FMC Corporation ("FMC") and Harsco Corporation ("Harsco") (the "Sellers").

     The Company's business through UDI operated in a single reportable segment involving the design, development and production of combat vehicles, artillery, naval guns, missile launches and precision munitions used by the U.S. Department of Defense and allied militaries around the world. The Company believes its operating results are driven principally by the business activities related to its major military programs. Currently the Company is the sole-source, prime contractor to the U.S. Department of Defense for many of these programs.

     The financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

2.   Summary of Significant Accounting Policies

Reclassifications and Restatement

     The Company's previously reported financial statements for 1998 through 2000 have been restated to account for the Company's investment in a Turkish joint venture under the equity method.

     The impact on operating results was as follows:.

                                                 Year Ended December 31,
                                          -------------------------------------
                                            1998           1999          2000
                                          ---------     ---------     ---------
                                                      (In thousands)
     (Decrease) increase

     Earnings related to investments
       in foreign affiliates ...........    $(4,561)      $ 1,106       $(4,181)

     Net (loss) income .................     (2,486)        1,340        (2,686)

     This change also resulted in certain reclassifications on the balance sheet and income statement. The Company had previously separately reported intangible assets related to the investment and an accrual related to a potential offset obligation (see Note 9), which are now included in the investment account within other assets on the balance sheet. On the income statement, certain amortization costs included in selling, general and administrative expenses related to the investment were reclassified to earnings related to investments in foreign affiliates.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, in particular, estimates of contract cost and revenues used in the earnings recognition process. Actual results could differ from those estimates.

Cash and Cash Equivalents

     Cash and cash equivalents consist of investments with initial maturities of three months or less.

                          Iron Horse Investors, L.L.C.

Property, Plant and Equipment

     Property, plant and equipment is recorded at cost. Depreciation is provided principally on the sum-of-the-years digits and straight-line methods over estimated useful lives of the assets (land improvements--twenty years; buildings--twenty to thirty-five years; and machinery and equipment--two to twelve years).

     Maintenance and repairs are expensed as incurred. Expenditures that extend the useful life of property, plant and equipment or increase its productivity are capitalized and depreciated.

Long-lived Assets, Including Intangible Assets and Goodwill

     The Company evaluates on a quarterly basis its long-lived assets to be held and used, including certain identifiable intangible assets and goodwill, to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company would use an estimate of the undiscounted value of expected future operating cash flows to determine whether the asset is recoverable and measure the amount of any impairment as the difference between the carrying amount of the asset and its estimated fair value.

Investments in Affiliated Companies

     The Company's investment in 51% owned foreign joint ventures in Turkey and Saudi Arabia are accounted for by using the equity method because the Company does not control the joint ventures although it has the ability to exercise significant influence over their operating and financial policies. Equity in earnings from these investments was $1.6 million, $1.6 million and $(1.3) million for the years ended December 31, 1998, 1999 and 2000. The following table summarizes financial information for these joint ventures (in thousands):

                                                        December 31
                                                --------------------------
                                                   1999            2000
                                                ----------      ----------
                Current assets .............    $   81,910      $  161,902
                Noncurrent assets ..........        41,195          32,806
                Current liabilities ........       120,917         199,577
                Long-term liabilities ......         2,031             975


                                                 Year ended December 31
                                             ------------------------------
                                               1998       1999       2000
                                             --------   --------   --------
                    Sales .................  $131,531   $127,115   $ 76,735
                    Cost of sales .........    92,364     89,447     61,053
                    Net income ............    17,627     16,490     (2,486)

     The difference between the carrying amounts of the joint ventures recorded by the Company and its proportionate share of the underlying equity in the net assets of the joint ventures was $7.2 million and $5.6 million as of December 31, 1999 and 2000, respectively. The difference relates to the step up in the carrying amount of the investments to their fair value in connection with the application of purchase

                          Iron Horse Investors, L.L.C.

accounting for the acquisition of UDLP in 1997, which is being amortized over up to five years based on the earnings in the joint ventures recognized by the Company, consistent with the valuation method used to determine the purchase price adjustment.

Restricted Cash

         Restricted cash consists mainly of cash held in escrow as required under the Bofors purchase agreement (See note 3). The restricted cash relates to certain letters of credit, and the restriction will expire upon release of the former owners of Bofors as guarantors under the letters of credit.

Advanced Payments

         Advanced payments by customers for deposits on orders not yet billed and progress payments on contracts-in-progress are recorded as current liabilities.

Revenue and Profit Recognition for Contracts-in-Progress

         The Company recognizes sales on most production contracts as deliveries are made or accepted. Gross margin on sales is based on the estimated margin to be realized over the life of the related contract. Sales under cost reimbursement contracts for research, engineering, prototypes, repair and maintenance and certain other contracts are recorded as costs are incurred and include estimated fees in the proportion that costs incurred to date bear to total estimated costs. Changes in estimates for sales and profits are recognized in the period in which they are determinable using the cumulative catch-up method. Claims are considered in the estimated contract performance at such time as realization is probable. Any anticipated losses on contracts (i.e., cost of sales exceeds sales) are charged to operations as soon as they are determinable.

         At December 31, 1999 and 2000, included in trade receivables are $8.1 million and $7.3 million related to contractual revenue that had not been billed to customers. These amounts are generally billable within the following year.

Stock-Based Compensation

         Provided the option price is not less than fair value of the common stock as estimated by management at the date an option is granted, the Company records no compensation expense in its consolidated statements of operations. See Note 10 for the pro forma effect on operating results had the Company recorded compensation expense for the fair value of stock options. No compensation expense has been recognized related to stock option grants.

Income Taxes

         As a limited liability company, income which has not been taxed previously is passed through to its members. The Company's corporate subsidiaries are responsible for income taxes on earnings at that level, and accordingly the Company's subsidiaries provide for income taxes at the corporate level determined under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to be effective when these differences reverse.

Changes in Accounting Principle

         Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The statement requires that an entity recognize all derivatives as either assets or liabilities.

         The Company's subsidiary Bofors had forward exchange contracts with a notional contract value of $14.4 million at December 31, 2000. These contracts which were designated as cash flow hedges were entered into to hedge firm commitments related to purchases or sales denominated in foreign currencies. The fair value of the contracts was a liability of $0.95 million at December 31, 2000. The transition adjustment to implement this new standard on January 1, 2001 will be presented as a cumulative effect of change in accounting principle within members' capital in 2001.

3.   Business Purchase

                          Iron Horse Investors, L.L.C.

         On October 6, 1997, the Company acquired 100% of the partnership interests of UDLP and certain other related business assets of FMC. The purchase price including expenses was $864 million after an adjustment of $16 million agreed to during 1998. The Company financed the acquisition through a cash equity investment and debt. The excess purchase price over the book value of the net assets acquired in the amount of $733 million was allocated to inventory; property, plant and equipment; other tangible assets; and intangible assets based on management's estimate of their fair values. The excess purchase price over the fair value of the net assets acquired was allocated to goodwill.

         On March 6, 2000, the Company acquired all of the outstanding stock of Barnes & Reinecke, Inc. ("BRI"), a subsidiary of Allied Research Corporation ("ARC"), headquartered in Arlington Heights, Illinois. BRI specializes in providing systems technical support and performance upgrades of defense equipment for U.S. and foreign governments. BRI retained its current management structure and became a wholly owned subsidiary of the Company. As consideration for the purchase, the Company paid BRI's former owner, ARC, $3.7 million in cash and notes. The transaction was accounted for as a purchase. Accordingly, the financial statements reflect the results of operations of BRI since the date of acquisition.

         On September 6, 2000, the Company acquired all of the outstanding stock of Bofors Defence ("Bofors") through a newly-created wholly-owned Swedish subsidiary of the Company, Bofors Defense Holding AB. The acquisition was structured so that Bofors will be an indirectly wholly owned Swedish subsidiary of the Company. As consideration for the purchase, the Company paid Bofors' former owner, Celsius AB, 187.3 million Swedish Krona (approximately US $19.4 million), which was determined based on arm's length negotiation. The acquisition was accounted for as a purchase. Accordingly, the financial statements reflect the results of operations of Bofors since the date of acquisition.

         Bofors produces artillery systems, air defense and naval guns, combat vehicle turrets and smart munitions. Although the Swedish government is the primary customer, Bofors is dependent on exports for approximately half of its total sales.

         The unaudited pro forma results below assume the Bofors acquisition occurred at the beginning of each year presented (in thousands, except per share data).

                                                        1999             2000
                                                     ----------       ----------
Sales .............................................  $1,470,016       $1,270,904
Net income before extraordinary item ..............      10,073           18,618
Net income ........................................      10,073           19,298

         The unaudited pro forma combined results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of the year indicated or of future operations under the ownership and management of the Company.

4.   Inventories

         The majority of the Company's inventories are related to contracts in process and are recorded at cost determined on a LIFO basis. Inventory costs include manufacturing overhead.

         The current replacement cost of LIFO inventories exceeded their recorded values by approximately $5.2 million at December 31, 1998 and 1999, and $12.6 million at December 31, 2000.

                          Iron Horse Investors, L.L.C.

5.   Property, Plant and Equipment

         Property, plant and equipment consist of the following (in thousands):


                                                            December 31
                                                     --------------------------
                                                       1999              2000
                                                     ---------        ---------

         Buildings ................................  $  39,978        $  42,413
         Machinery and equipment ..................    166,257          175,501
         Land and improvements ....................      8,126            8,338
         Construction in progress .................      7,754            7,848
                                                     ---------        ---------
                                                       222,115          234,100
         Less: accumulated depreciation ...........   (137,422)        (153,325)
                                                     ---------        ---------
         Property, plant and equipment, net .......  $  84,693        $  80,775
                                                     =========        =========


6.   Intangible Assets

         Intangible assets consist of the following (in thousands):

                                                            December 31
                                                     -------------------------
                                                       1999           2000
                                                     ---------      ---------

         Software and other intangibles ...........  $  39,752      $  42,065
         Firm business and ongoing programs .......    225,103        225,103
         Goodwill .................................    115,662        123,796
                                                     ---------      ---------
                                                       380,517        390,964
         Less: accumulated amortization ...........   (160,243)      (228,624)
                                                     ---------      ---------
         Net intangible assets ....................  $ 220,274      $ 162,340
                                                     =========      =========

         The Company's software and other intangibles are being amortized over their estimated useful lives on a straight-line basis over three to five years or using other methods based on revenues of related contracts or programs. The excess of purchase cost over the fair value of the net assets acquired (goodwill) that resulted from the application of purchase accounting for the acquisition of UDLP is being amortized over thirty years.

7.   Pensions and Other Postretirement Benefits

         The majority of the Company's domestic employees are covered by retirement plans. Plans covering salaried employees provide pension benefits based on years of service and compensation. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. The Company's funding policy is to make contributions based on the projected unit credit method and to limit contributions to amounts that are currently deductible for tax purposes.

         With the exception of Bofors, most of the Company's employees are also covered by postretirement health care and life insurance benefit programs. Employees generally become eligible to receive benefits under these plans after they retire when they meet minimum retirement age and service requirements. The cost of providing most of these benefits is shared with retirees. The Company has reserved the right to change or eliminate these benefit plans.

         Bofors has a statutory pension obligation of $23.0 million which is included in "accrued pension and postretirement benefit cost" on the consolidated balance sheet at December 31, 2000. Bofors pension obligation is administered by an agent of the Swedish government using methods and assumptions different from those used to determine domestic amounts. Accordingly, the following tables do not include this liability.

                          Iron Horse Investors, L.L.C.

         The change in benefit obligation and plan assets of the plans and prepaid or accrued pension and postretirement costs recognized in the balance sheets at December 31, 1999 and 2000 are as follows (in thousands):

                                                                      Pension Benefits       Postretirement Benefits
                                                                   ----------------------    -----------------------
                                                                     1999         2000         1999           2000
                                                                   ---------    ---------    ---------     ---------
Change in benefit obligation
Benefit obligation at beginning of year ....................       $ 442,651    $ 422,314    $  54,795     $  49,187
Service cost ...............................................          13,747       14,256        1,489         1,260
Interest cost ..............................................          27,982       32,847        3,420         3,565
Net benefits paid, including settlements ...................         (25,174)     (22,895)      (5,594)       (4,486)
Actuarial (gain) loss ......................................         (38,130)      13,309       (4,923)         (296)
Plan amendments ............................................           1,238       11,803           --            --
                                                                   ---------    ---------    ---------     ---------
Benefit obligation at end of year ..........................         422,314      471,634       49,187        49,230

Change in plan assets
Fair value of plan assets at beginning of year .............         548,003      537,769       60,412        51,828
Actual return on plan assets ...............................          13,874       78,974       (6,558)       11,581
Employer contributions .....................................           1,066          958        3,568         2,893
Net benefits paid, including settlements ...................         (25,174)     (22,895)      (5,594)       (4,486)
                                                                   ---------    ---------    ---------     ---------
Fair value of plan assets at end of year ...................         537,769      594,806       51,828        61,816
                                                                   ---------    ---------    ---------     ---------

Funded status ..............................................         115,455      123,945        2,641        12,586
Unrecognized actuarial (gain) loss .........................          (6,012)     (25,029)      (1,514)       (8,418)
Unrecognized prior service cost ............................           4,238       14,528           --            --
                                                                   ---------    ---------    ---------     ---------
Net amount recognized ......................................       $ 113,681    $ 113,444    $   1,127     $   4,168
                                                                   =========    =========    =========     =========

Amounts recognized in the consolidated balance sheet
   consist of:
      Prepaid pension and postretirement benefit cost ......       $ 118,756    $ 118,932    $   1,127     $   4,168
      Accrued pension and postretirement benefit cost ......          (5,075)      (5,488)          --            --
                                                                   ---------    ---------    ---------     ---------
Net amount recognized ......................................       $ 113,681    $ 113,444    $   1,127     $   4,168
                                                                   =========    =========    =========     =========

                          Iron Horse Investors, L.L.C.

         The following table summarizes the assumptions used in the determination of net pension and postretirement benefit costs and benefit obligations for the years ended December 31, 1998, 1999 and 2000:


                                                       Year ended December 31,
                                                     ---------------------------
                                                      1998      1999       2000
                                                     ------    ------     ------
Weighted-average assumptions

Discount rate ...................................    6.50%     7.50%      7.50%
Expected return on plan assets ..................    9.00%     9.00%      9.00%
Rate of compensation increase ...................    3.50%     5.00%      5.00%


     The following tables show the components of the net periodic benefit cost (in thousands):

                                                            Year ended December 31,
                                                       --------------------------------
                                                         1998        1999        2000
                                                       --------    --------    --------
Pension Benefits

Service cost ....................................       $ 11,751    $ 13,747    $ 14,256
Interest cost ...................................         27,017      27,982      32,847
Expected return on plan assets ..................        (43,080)    (45,213)    (47,904)
Net amortization and recognized losses ..........            703       1,324       1,993
Special termination benefits and curtailments ...         27,500         650          --
                                                        --------    --------    --------
Net periodic benefit cost (income) ..............       $ 23,891    $ (1,510)   $  1,192
                                                        ========    ========    ========


                                                            Year ended December 31,
                                                       --------------------------------
                                                         1998        1999        2000
                                                       --------    --------    --------
Postretirement benefits

Service cost ....................................      $  1,382    $  1,489    $  1,260
Interest cost ...................................         3,515       3,420       3,565
Expected return on plan assets ..................        (4,422)     (4,797)     (4,938)
Net amortization and recognized losses ..........            --          --         (35)
                                                       --------    --------    --------
Net periodic benefit cost(income) ...............      $    475    $    112    $   (148)
                                                       ========    ========    ========



         Pension special termination benefits and curtailments cost relates to various early retirement incentive and involuntary workforce reduction programs related to the Company's downsizing and consolidation of operations.

         The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $6.7 million, $3.2 million and zero, respectively, at December 31, 1999 and $12.6 million, $6.8 million and zero, respectively, at December 31, 2000.

         For measurement purposes, a 4% annual rate of increase in the per capita cost of covered health care benefits is assumed for 2001 and future years. Assumed health care cost trend rates have an effect on the amounts reported for the postretirement health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                          Iron Horse Investors, L.L.C.

                                                           1% Increase   1% Decrease
                                                           -----------   -----------
Effect on total of service and interest cost components ..    $   159       $  (132)
Effect on the postretirement benefit obligation ..........    $ 1,296       $(1,097)

8.   Long-term Debt

         Borrowings under long-term debt arrangements are as follows (in thousands):

                                                              December 31
                                                        ------------------------
                                                          1999            2000
                                                        --------        --------
          Senior secured credit facilities .........    $149,843        $ 86,757
          Senior subordinated notes ................     200,000         182,820
                                                        --------        --------
                                                         349,843         269,577
          Less: current portion ....................      23,086          23,086
                                                        --------        --------
                                                        $326,757        $246,491
                                                        ========        ========

$725 Million Senior Secured Credit Facility

         In October 1997, the Company entered into a senior credit facility that included $495 million of term loan facilities and a $230 million revolving credit facility. Outstanding borrowings on the term loan were $149.8 million and $86.8 million at December 31, 1999 and 2000, respectively.

         The term loan facilities bear interest at variable rates with a weighted average rate of 8.82% and 7.91% at December 31, 1999 and 2000, respectively. These loans are due through 2006 and provide for quarterly principal payments.

         The revolving credit facility provides for loans and letters of credit and matures in 2003. The Company has outstanding letters of credit under the facility of $142 million at December 31, 2000. There was $88 million available under the revolving credit facility at December 31, 2000. The Company is obligated to pay a fee of 0.25% on the unused revolving credit facility.

         Amounts outstanding under the senior credit facility are secured by a lien on all the assets of the Company and its domestic subsidiaries.

         Mandatory prepayments and reductions of outstanding principal amounts are required upon the occurrence of certain events. The senior credit facility contains customary covenants restricting the incurrence of debt, encumbrances on and sales of assets, limitations on mergers and certain acquisitions, limitations on changes in control,

                          Iron Horse Investors, L.L.C.

provision for the maintenance of certain financial ratios, and various other financial covenants and restrictions.

$200 Million Senior Subordinated Notes

     In October 1997, the Company issued $200 million of senior subordinated notes. The senior subordinated notes are unsecured, bear interest at 8.75% payable semiannually, and mature in 2007. The payment of principal and interest is subordinated in right of payment to all senior debt.

     The senior subordinated notes are not redeemable other than in connection with a public equity offering or a change in control prior to November 2002, at which time the notes may be redeemed at a premium, initially at 104.375% of the principal amount. The senior subordinated notes have customary covenants for subordinated debt facilities including the right to require repurchase upon a change in control, restrictions on payment of dividends, and restrictions on the acquisition of equity interests by the Company.

     The Company received authorization from its bank-lending group in February 1999 to purchase up to $50 million of the senior subordinated notes. During 2000 the Company purchased approximately $17 million of its senior subordinated notes in the open market.

Annual Maturities

Annual maturities of long-term debt are as follows (in thousands):

                Year ended December 31
                ----------------------
                         2001 .................  $ 23,086
                         2002 .................    23,086
                         2003 .................    23,085
                         2004 .................         -
                         2005 .................     8,903
                      Thereafter ..............   191,417
                                                 --------
                         Total ................  $269,577
                                                 ========

     Cash paid for interest was $45.4 million, $36.2 million and $26.5 million for the years ended December 31, 1998, 1999 and 2000.

9. Commitments and Contingencies

Operating Leases

     The Company leases office space, plants and facilities, and various types of manufacturing, data processing and transportation equipment. Rent expense for the years ended December 31, 1998, 1999, and 2000 was $13.5 million, $12.4 million and $14.2 million, respectively. Minimum future rentals under noncancellable leases are estimated to be $12.8 million in 2001, $13.0 million in 2002, $11.2 million in 2003, $10.6 million in 2004, $9.9 million in 2005 and
$9.0 million thereafter.

Legal Proceedings

     Alliant Techsystems, Inc. ("Alliant"), a subcontractor to the Company in connection with the M109A6 Paladin howitzer prime contract, filed a lawsuit against the Company and its prior owners in Minnesota state court. The lawsuit arose out of a U.S. Army-directed termination for convenience in 1996 of certain subcontract work under the program which, until the time of termination, had been performed by Alliant and was thereafter replaced by a subcontract which the Company awarded to another contractor,

                          Iron Horse Investors, L.L.C.

     Sechan Electronics. The breach of contract litigation by Alliant against the Company was concluded by pretrial dismissal, without any judgment, damage award, or other adverse finding having been made against the Company. No settlement payment was made in connection with such dismissal.

     The Company was a defendant in a qui tam case filed jointly under the U.S. Civil False Claims Act (the "FCA") by one present and one former employee of ours in Fridley, Minnesota. The case, U.S. ex rel. Seman and Shukla v. United Defense, FMC Corp., and Harsco Corp., was filed against the Company and its prior owners on July 23, 1997 in the U.S. District Court for the District of Minnesota and primarily alleged that the Company improperly obtained payment under various of our government contracts by supplying components which did not comply with applicable technical specifications. The relators' complaint did not quantify the alleged damages, but sought the full range of treble damages, civil penalties, and attorney fees available under the FCA.

     A complete settlement of such action was negotiated by the parties, and consented to by the U.S. Government, under which the Company is to pay a total of $6 million to settle the case, divided into installments payable over a three-year period. The amount of the settlement had been fully accrued as of December 31, 2000 in accrued and other liabilities. No finding of wrongdoing was made against the Company, and no other administrative or legal action is to be taken against the Company in respect of matters alleged in the case. Completion of the settlement is subject to U.S. District Court review, but management expects the settlement to be concluded on such terms during the first part of 2001.

     The Company is also subject to other claims and lawsuits arising in the ordinary course of business. Management believes that the outcome of any such proceedings to which the Company is party will not have a material adverse effect on the Company.

Environmental Matters

     The Company spends certain amounts annually to maintain compliance with environmental laws and to remediate contamination. Operating and maintenance costs associated with environmental compliance and prevention of contamination at the Company's facilities are a normal, recurring part of operations, are not significant relative to total operating costs or cash flows, and are generally allowable as contract costs under the Company's contracts with the U.S. government (Allowable Costs).

     As with compliance costs, a significant portion of the Company's expenditures for remediation at its facilities consists of Allowable Costs. As of December 31, 2000 the Company has accrued $14 million to cover any remediation and compliance costs that may not be Allowable Costs under U.S. government contracts. The amount accrued is based on estimated liabilities for each site in which the Company is able to make reasonable estimates. The Company does not believe there are significant uncertainties affecting the estimated liabilities or amounts that will be paid in the near term. The most significant of the estimated liabilities is based on the Company's experience related to ongoing remediation efforts. In addition, pursuant to the terms of the acquisition of UDLP, the Sellers are required to reimburse the Company for 75% of certain remediation costs relating to operations prior to the acquisition that are Non-Allowable Costs. The Company has recorded a receivable for $1.8 million expected to be reimbursed by one of the Sellers under the terms of the acquisition agreement which it expects to realize over the next 7 years.

Turkey Joint Venture Offset Obligation

     The Company's joint venture in Turkey is required by agreement with its customer to achieve a significant level of export sales by October 2002 (this commitment is commonly referred to as an "offset" obligation) or pay a penalty of 9% of the shortfall in required export sales which penalty could be as high as $40 million. There can be no assurances that the joint venture will be able to completely fulfill its offset obligation or renegotiate an acceptable alternative, in which case the Company may have to fund its 51% share of the joint venture's obligation through additional investments in the joint venture. At December 31, 2000, the Company's equity accounting for the joint venture assumed the joint venture would be obligated for approximately $30 million of the total penalty exposure of which the Company's 51% share would be approximately $15 million.

     The joint venture's accrual for this obligation was made prior to 1998. The Company's equity in earnings from the joint venture was not significantly affected by changes in the joint venture's offset

                          Iron Horse Investors, L.L.C.

obligation during 1998, 1999 and 2000. Production from a newly signed contract with the government of Malaysia may partially satisfy the liability.

     The Company accounts for its 51% investment in the joint venture by using the equity method rather than consolidating it because the Company does not control the joint venture, although it does have the ability to exercise significant influence over the operating and financial policies of the joint venture.

10.  Subsidiary Equity Plans

     During 1998, UDI adopted the 1998 Stock Option Plan (the "Option Plan") under which 1,492,600 shares of common stock were reserved for issuance at December 31, 2000. The options generally vest over a period of 10 years; however, vesting may be accelerated over 5 years if certain targets related to earnings and cash flow are met.





                                                       Weighted average              Weighted average              Weighted average
                                            1998        exercise price      1999      exercise price      2000      exercise price
                                         ----------    ---------------   ----------   ---------------  ----------   ---------------

Options outstanding, beginning of year ..        --          $--          1,436,000      $10.00         1,457,900      $10.17
Options granted ......................... 1,436,000        10.00             31,000       20.00            23,000       21.73
Options canceled ........................        --           --             (6,200)      18.07           (40,000)      10.00
Options exercised .......................        --           --             (2,900)      10.00            (4,500)      10.00
                                         ----------                      ----------                    ----------
Options outstanding end of year ......... 1,436,000        10.00          1,457,900       10.17         1,436,400      $10.37
                                         ==========                      ==========                    ==========
Options exercisable end of year .........        --           --            418,425       10.42           682,230      $10.30
                                         ==========                      ==========                    ==========



     The following table summarizes options data as of December 31, 2000:


                                                   Options Outstanding                                    Options Exercisable
                                  ------------------------------------------------------------     --------------------------------
                                  Number as of                               Weighted average       Number as of
                                   December 31,         Weighted average        remaining            December 31,  Weighted average
Range of exercise prices             2000               exercise price        contractual life           2000       exercise price
------------------------          -------------         --------------        ----------------      -------------   --------------
$10.00 .....................        1,387,400              10.00                    7.6                661,130          10.00
$20.00-25.00 ...............           49,000              20.81                    8.9                 21,100          20.09
                                    ---------                                                          -------
Total ......................        1,436,400              10.37                    7.6                682,230          10.30
                                    =========                                                          =======


                          Iron Horse Investors, L.L.C.

     Options granted in 1998 were at $10 per share and had an estimated grant date fair value of $4.51 per option. Options granted in 1999 were at $20 per share and had an estimated grant date fair value of $9.56 per option. Options were granted at $20 and $25 during the year ended December 31, 2000 and had an estimated weighted average fair value on the date of grant of $6.95.

     Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, the Company's net loss in 1998 would have been approximately $119.5 million, the net income in 1999 would have been approximately $1.4 million, and the net income in 2000 would have been approximately $16.8 million. The effect of applying SFAS No. 123 on the net income as stated above is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, (1) the vesting period of the stock options and (2) additional stock options that may be granted in future years.

     The fair value of each option grant is estimated on the date of grant using the minimum value model with the following assumptions used for grants in 1998, 1999 and 2000: dividend yield of 0%; risk-free interest rate of 6%, 6.5% and 5.5%; and expected life of the option term of 10 years, 10 years and 7 years.

Employee Stock Purchase Plan

     Under the Employee Stock Purchase Plan (the "ESPP"), certain employees are provided the opportunity to purchase shares of the Company's common stock at its estimated fair value. Certain of these purchases were eligible for financing provided by the Company. Related loans including interest at 7.5%, are due in five years. During 1998, 739,624 shares were sold at a price of $10 per share.

11.  Income Taxes

     The provision for income taxes includes federal income taxes payable by the Company's Foreign Sales Corporation subsidiary amounting to $3.3 million, $1.7 million and $2.7 million during the years ended December 31, 1998, 1999 and 2000, respectively. For the year ended December 31, 1998, the provision for income taxes also includes foreign withholding taxes of $2.6 million. For the years ended December 31, 1999 and 2000, the provision for income taxes also includes alternative minimum tax currently payable by the Company of $1.2 million and $1.9 million, respectively. For the year ended December 31, 2000, the provision also includes foreign income taxes related to Bofors of $1.4 million on income before income taxes of approximately $3 million. All other pretax earnings for 1998 through 2000 were from domestic sources.

     The Company's effective tax rate differed from the statutory federal income tax rate because of the following differences:

                                                 1998       1999       2000
                                                ------     ------     ------
Statutory federal tax rate .................... (35.0%)     35.0%      35.0%
Effect of taxes on joint venture/foreign
earnings ......................................   3.0%     103.9%       0.5%
Foreign Sales Corporation/extraterritorial
income exclusion benefit ......................   1.8%     (52.6%)     (0.4%)
Disallowed expenses and other .................  (5.8%)     30.5%       9.7%
Change in valuation allowance .................  41.0%     (69.4%)    (20.0%)

                          Iron Horse Investors, L.L.C.

                                             ======     ======     ======
Effective tax rate .......................    5.0%      47.4%      24.8%
                                             ======     ======     ======

     The components of the net deferred tax asset are as follows (in thousands):

                                                        December 31,
                                                  -------------------------
                                                      1999         2000
                                                  ------------  -----------
Deferred tax assets:
Accrued expenses ................................ $  43,113    $  35,428
Net operating loss carryforwards ................    88,093       53,882
Depreciation ....................................    13,701       11,369
Other ...........................................     2,954        1,633
                                                  ---------    ---------
                                                    147,861      102,312
Deferred tax liabilities:
Intangibles, accrued compensation, and benefits .   (84,994)     (65,476)
Other ...........................................        --        4,563
                                                  ---------    ---------
                                                    (84,994)     (60,913)
                                                  ---------    ---------
Net deferred tax asset ..........................    62,867       41,399
Valuation allowance .............................   (62,867)     (41,399)
                                                  ---------    ---------
Net deferred taxes on balance sheet ............. $      --    $      --
                                                  =========    =========

     Based on historical net operating losses in recent years, the net deferred tax asset at December 31, 1999 and 2000 has been offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible and subject to any limitations applied to the use of carryforward tax attributes.

     The Company has approximately $135 million in net operating loss carryforwards which expire at varying dates through 2018.

12.  Fair Value of Financial Instruments

     The carrying amount of the Company's financial instruments included in current assets and current liabilities approximates their fair value due to their short-term nature. At December 31, 1999, the fair market value of the Company's long-term debt was estimated to be $149.8 million and $191.5 million for the senior credit facility and subordinated debt, respectively. At December 31, 2000, fair market value of the Company's long-term debt was estimated to be $86.6 million and $171.9 million for the senior credit facility and subordinated debt, respectively.

     The fair values of the senior credit facility represent management's best estimates based on other financial instruments with similar characteristics. Since the facility has variable rate debt, its fair value

                          Iron Horse Investors, L.L.C.

approximates its carrying amount. The fair values of the subordinated debt are based on quoted market prices.

13.  Significant Customer and Export Sales

     Sales to various agencies of the U.S. Government aggregated $968.3 million, $995.0 million and $832.9 million during the years ended December 31, 1998, 1999 and 2000, respectively.

     At December 31, 1999 and 2000, trade accounts receivable from the U.S. Government totaled $29.8 million and $66.8 million, respectively.

     Export sales, including sales to foreign governments transacted through the U.S. Government, were $230.3 million, $218.6 million and $297.6 million during the years ended December 31, 1998, 1999 and 2000, respectively. In addition there were sales to foreign governments transacted by the Company's foreign subsidiary of $53.4 million during the year ended December 31, 2000.

14.  Related Party Transactions

     During 1998, Carlyle provided consulting assistance in development of management operating policies and procedures, for which the Company incurred a charge to operations of $2.0 million. Additionally, the management agreement between the Company and Carlyle requires an annual fee of $2.0 million for various management services. During December 31, 1998, 1999 and 2000, the Company recorded charges of $2.0 million each year relating to these services.

     One of the Company's directors was formerly affiliated with a law firm that provides services to the Company. Amounts paid to the law firm for such services were approximately $132,000, $51,000 and $138,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

15.  Restructuring

     During the third quarter of 1998, the Company approved a restructuring plan designed to rationalize production and lower costs at its Fridley, Minnesota facility. The plan called for shifting a significant portion of production and final assembly to other Company sites and outsourcing certain other operations. In 1998 the Company recorded a charge of $36.2 million for estimated employee termination expenses, acceleration of recognition for benefit costs that were curtailed, and charges for impaired assets. This charge did not significantly impact operating funds as it mostly represents either asset write-offs or costs that will be provided for out of an overfunded pension plan. Remaining accrued expenses are $1.1 million at December 31, 2000.

16.  Employees' Thrift Plan

     Substantially all of the Company's domestic employees are eligible to participate in defined contribution savings plans designed to comply with the requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and
Section 401(k) of the Internal Revenue Code. Charges against income for matching contributions to the plans were $8.1 million, $8.1 million, and $7.9 million in the years ended December 31, 1998, 1999 and 2000, respectively.

                Report of Ernst & Young LLP, Independent Auditors


Board of Directors
United Defense Industries, Inc.

     We have audited the accompanying consolidated balance sheets of United Defense Industries, Inc. (a subsidiary of Iron Horse Investors, L.L.C.) and subsidiaries as of December 31, 1999 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Defense Industries, Inc. and subsidiaries at December 31, 1999 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                            /s/ Ernst & Young LLP

February 1, 2001
McLean, VA

                         United Defense Industries, Inc.
                           Consolidated Balance Sheets

                                 (In thousands)

                                                                 December 31,    December 31,
                                                                     1999           2000
                                                                --------------  --------------

     Assets
     Current assets:

          Cash and cash equivalents .........................     $  94,325       $ 113,357
          Trade receivables .................................        57,198         109,705
          Long-term contract inventories ....................       254,750         259,238
          Other current assets ..............................         4,056          13,083
                                                                  ---------       ---------
     Total current assets ...................................       410,329         495,383
     Property, plant and equipment, net .....................        84,693          80,775
     Intangible assets, net .................................       220,274         162,340
     Prepaid pension and postretirement benefit cost ........       119,883         123,100
     Restricted cash ........................................            --          23,528
     Other assets ...........................................        17,963          10,694
                                                                  ---------       ---------
     Total assets ...........................................     $ 853,142       $ 895,820
                                                                  =========       =========
     Liabilities and Stockholders' Equity (Deficit)

     Current liabilities:

          Current portion of long-term debt .................     $  23,086       $  23,086
          Accounts payable, trade and other .................        64,639          86,117
          Advanced payments .................................       303,065         342,394
          Accrued and other liabilities .....................        91,340         104,168
                                                                  ---------       ---------
          Total current liabilities .........................       482,130         555,765

     Long-term liabilities:
          Long-term debt, net of current portion ............       326,757         246,491
          Accrued pension and postretirement benefit cost ...         5,075          28,515
          Other liabilities .................................        16,013          23,148
                                                                  ---------       ---------
     Total liabilities ......................................       829,975         853,919

     Commitments and contingencies (Notes 8 & 9)

     Stockholders' Equity (Deficit):
     Common Stock $.01 par value, 20,000,000 shares
          authorized; 18,042,524 shares and 18,036,667 shares
          issued and outstanding at December 31, 1999
          and 2000 ..........................................           180             180

     Additional paid-in capital .............................       180,245         180,031
     Stockholders' loans ....................................        (1,339)         (1,236)
     Retained deficit .......................................      (155,919)       (137,074)
                                                                  ---------       ---------
     Total stockholders' equity (deficit) ...................        23,167          41,901
                                                                  ---------       ---------
     Total liabilities and stockholders' equity (deficit) ...     $ 853,142       $ 895,820
                                                                  =========       =========

See accompanying notes. Amounts are as restated (Note 2).

                         United Defense Industries, Inc.
                      Consolidated Statements of Operations

                                 (In thousands)

                                                                             Year Ended December 31,
                                                                    -----------------------------------------
                                                                        1998           1999           2000
                                                                    -----------    -----------    -----------
      Revenue:
           Sales ............................................       $ 1,217,555    $ 1,213,526    $ 1,183,886
      Costs and expenses:
           Cost of sales ....................................         1,099,291        991,907        943,892
           Selling, general and administrative
              expenses ......................................           172,888        167,877        173,694
           Research and development .........................            13,021         12,782         15,760
                                                                    -----------    -----------    -----------
                 Total expenses .............................         1,285,200      1,172,566      1,133,346


      (Loss) income from operations .........................           (67,645)        40,960         50,540
      Other income (expense):
           Earnings (loss) related to investments in
              foreign affiliates ............................             1,647          1,639         (1,262)
           Interest income ..................................             1,396          1,820          4,152
           Interest expense .................................           (52,155)       (38,835)       (29,265)
                                                                    -----------    -----------    -----------
      Total other expense ...................................           (49,112)       (35,376)       (26,375)

      (Loss) income before income taxes and
         extraordinary item .................................          (116,757)         5,584         24,165
      Provision for income taxes ............................             5,841          2,646          6,000
                                                                    -----------    -----------    -----------
      (Loss) income before extraordinary item ...............          (122,598)         2,938         18,165
      Extraordinary item--net gain (loss) from
         extinguishment of debt .............................                --             --            680
                                                                    -----------    -----------    -----------
      Net (loss) income .....................................       $  (122,598)   $     2,938    $    18,845
                                                                    ===========    ===========    ===========


See accompanying notes. Amounts are as restated (Note 2).

                         United Defense Industries, Inc.
                           Consolidated Statements of
                         Stockholders' Equity (Deficit)

                                (In thousands)


                                      Common        Paid-In         Retained      Stockholders'
                                      Stock         Capital         Deficit           Loans         Total
                                   ------------  --------------  --------------  --------------- -----------
Balance, December 31, 1997 ......   $     173      $ 172,827       $ (36,259)     $    --         $ 136,741
Issuance of Common Stock ........           7          7,389            --           (1,339)          6,057
Net loss for the year
     ended December 31, 1998 ....        --             --          (122,598)          --          (122,598)
                                    ---------      ---------       ---------      ---------       ---------
Balance, December 31, 1998 ......         180        180,216        (158,857)        (1,339)         20,200
Issuance of Common Stock ........        --               29            --             --                29
Net income for the year
     ended December 31, 1999 ....        --             --             2,938           --             2,938
                                    ---------      ---------       ---------      ---------       ---------
Balance, December 31, 1999 ......         180        180,245        (155,919)        (1,339)         23,167
Issuance of Common Stock ........        --               45            --               50              95
Repurchase of Common Stock ......        --             (259)           --               53            (206)
Net income for the year
     ended December 31, 2000 ....        --             --            18,845           --            18,845
                                    ---------      ---------       ---------      ---------       ---------
Balance, December 31, 2000 ......         180        180,031        (137,074)        (1,236)         41,901

See accompanying notes. Amounts are as restated (Note 2).

                         United Defense Industries, Inc.
                      Consolidated Statements of Cash Flows


                                 (In thousands)

                                                                          Years Ended December 31,
                                                                        ---------------------------
                                                                     1998          1999          2000
                                                                   ----------   ----------    ---------
Operating activities

Net (loss) income ...........................................       $(122,598)   $   2,938    $  18,845
Adjustments to reconcile net (loss) income to cash
provided by operating
    activities:
       Depreciation .........................................          83,153       55,528       23,882
       Amortization .........................................          91,895       72,408       68,422
       Amortization of financing costs ......................           5,660        5,791        2,759
       Net (gain) loss from early extinguishment of debt ....              --           --         (680)
       Other ................................................           5,291        1,123           --
Changes in assets and liabilities:
       Trade receivables ....................................          30,452        7,197      (35,954)
       Inventories ..........................................          76,030         (407)      11,608
       Other assets .........................................           1,478        1,195        4,881
       Prepaid pension and postretirement benefit cost ......          15,519        4,029       (3,217)
       Accounts payable, trade and other ....................          (5,144)     (23,858)       9,525
       Advanced payments ....................................          (3,006)      44,670       (9,522)
       Accrued and other liabilities ........................          14,360       28,554        3,125
       Accrued pension and postretirement benefit cost ......           4,212       (9,535)       1,672
                                                                    ---------    ---------    ---------

Cash provided by operating activities .......................         197,302      189,633       95,346
                                                                    ---------    ---------    ---------
Investing activities

       Capital spending .....................................         (24,020)     (25,246)     (19,721)
       Disposal of property, plant and equipment ............           7,298        1,532          560
       Adjustment to purchase price of business .............          16,074           --           --
       Purchase of Barnes & Reinecke, net of $1.2 million
          cash acquired .....................................              --           --       (1,634)
       Purchase of Bofors Weapon Systems, net of $45.6
          million cash acquired .............................              --           --       23,663
                                                                    ---------    ---------    ---------

Cash (used in) provided by investing activities .............            (648)     (23,714)       2,868
                                                                    ---------    ---------    ---------
Financing activities

       Payments on long-term debt ...........................        (152,814)    (157,143)     (79,071)
       Proceeds from sale of common stock ...................           6,057           29           95
       Repurchase of common stock ...........................              --           --         (206)
                                                                    ---------    ---------    ---------

Cash (used in) provided by financing activities .............        (146,757)    (157,114)     (79,182)
                                                                    ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents ............          49,897        8,805       19,032
Cash and cash equivalents, beginning of period ..............          35,623       85,520       94,325
                                                                    ---------    ---------    ---------

Cash and cash equivalents, end of period ....................       $  85,520    $  94,325    $ 113,357
                                                                    =========    =========    =========


See accompanying notes. Amounts are as restated (Note 2).

                         United Defense Industries, Inc.

                   Notes to Consolidated Financial Statements


1.   Basis of Presentation and Recapitalization

     United Defense Industries, Inc. (the "Company") is a subsidiary of Iron Horse Investors, L.L.C. ("Iron Horse") and was formed for the primary purpose of facilitating the acquisition of United Defense, L.P. ("UDLP") by Iron Horse. Iron Horse is owned by an investment group led by The Carlyle Group ("Carlyle"). On October 6, 1997, the Company acquired 100% of the partnership interests of UDLP from FMC Corporation ("FMC") and Harsco Corporation ("Harsco") (the "Sellers").


     The Company's business is operated in a single reportable segment involving the design, development and production of combat vehicles, artillery, naval guns, missile launchers and precision munitions used by the U.S. Department of Defense and allied militaries around the world. The Company believes its operating results are driven principally by the business activities related to its major military programs. Currently the Company is the sole-source, prime contractor to the U.S. Department of Defense for many of these programs.


     The financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

2.   Summary of Significant Accounting Policies


Reclassifications and Restatement

     The Company's previously reported financial statements for 1998 through 2000 have been restated to account for the Company's investment in a Turkish joint venture under the equity method.


     The impact on operating results was as follows:.

                                                    Year Ended December 31,
                                          --------------------------------------
                                               1998        1999          2000
                                          -----------  -----------  ------------
                                                     (In thousands)
(Decrease) increase
Earnings related to investments in
     foreign affiliates ................  $ (4,561)     $ 1,106       $ (4,181)
Net (loss) income ......................    (2,591)       1,397         (2,800)


          This change also resulted in certain reclassifications on the balance sheet and income statement. The Company had previously separately reported intangible assets related to the investment and an accrual related to a potential offset obligation (see Note 9), which are now included in the investment account within other assets on the balance sheet. On the income statement, certain amortization costs included in selling, general and administrative expenses related to the investment were reclassified to earnings related to investments in foreign affiliates.


Use of Estimates

                         United Defense Industries, Inc.

                   Notes to Consolidated Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, in particular, estimates of contract cost and revenues used in the earnings recognition process. Actual results could differ from those estimates.

Cash and Cash Equivalents

     Cash and cash equivalents consist of investments with initial maturities of three months or less.

Property, Plant and Equipment

     Property, plant and equipment is recorded at cost. Depreciation is provided principally on the sum-of-the-years digits and straight-line methods over estimated useful lives of the assets (land improvements--twenty years; buildings--twenty to thirty-five years; and machinery and equipment--two to twelve years).

     Maintenance and repairs are expensed as incurred. Expenditures that extend the useful life of property, plant and equipment or increase its productivity are capitalized and depreciated.

Long-lived Assets, Including Intangible Assets and Goodwill

     The Company evaluates on a quarterly basis its long-lived assets to be held and used, including certain identifiable intangible assets and goodwill, to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company would use an estimate of the undiscounted value of expected future operating cash flows to determine whether the asset is recoverable and measure the amount of any impairment as the difference between the carrying amount of the asset and its estimated fair value.

Investments in Affiliated Companies

     The Company's investment in 51% owned foreign joint ventures in Turkey and Saudi Arabia are accounted for by using the equity method because the Company does not control the joint ventures although it has the ability to exercise significant influence over their operating and financial policies. Equity in earnings from these investments was $1.6 million, $1.6 million and $(1.3) million for the years ended December 31, 1998, 1999 and 2000. The following table summarizes financial information for these joint ventures (in thousands):



                                                       December 31
                                               -------------------------
                                                  1999          2000
                                               -------------------------
          Current assets ..................    $   81,910       $161,902
          Noncurrent assets ...............        41,195         32,806
          Current liabilities .............       120,917        199,577
          Long-term liabilities ...........         2,031            975

                         United Defense Industries, Inc.

                   Notes to Consolidated Financial Statements

                                        Year ended December 31
                                    ------------------------------
                                      1998       1999       2000
                                    --------   --------   --------
                Sales ...........   $131,531   $127,115   $ 76,735
                Cost of sales ...     92,364     89,447     61,053
                Net income ......     17,627     16,490     (2,486)

     The difference between the carrying amounts of the joint ventures recorded by the Company and its proportionate share of the underlying equity in the net assets of the joint ventures was $7.2 million and $5.6 million as of December 31, 1999 and 2000, respectively. The difference relates to the step up in the carrying amount of the investments to their fair value in connection with the application of purchase accounting for the acquisition of UDLP in 1997, which is being amortized over up to five years based on the earnings in the joint ventures recognized by the Company, consistent with the valuation method used to determine the purchase price adjustment.

Restricted Cash

     Restricted cash consists mainly of cash held in escrow as required under the Bofors purchase agreement (See note 3). The restricted cash relates to certain letters of credit, and the restriction will expire upon release of the former owners of Bofors as guarantors under the letters of credit.

Advanced Payments

     Advanced payments by customers for deposits on orders not yet billed and progress payments on contracts-in-progress are recorded as current liabilities.

Revenue and Profit Recognition for Contracts-in-Progress

     The Company recognizes sales on most production contracts as deliveries are made or accepted. Gross margin on sales is based on the estimated margin to be realized over the life of the related contract. Sales under cost reimbursement contracts for research, engineering, prototypes, repair and maintenance and certain other contracts are recorded as costs are incurred and include estimated fees in the proportion that costs incurred to date bear to total estimated costs. Changes in estimates for sales and profits are recognized in the period in which they are determinable using the cumulative catch-up method. Claims are considered in the estimated contract performance at such time as realization is probable. Any anticipated losses on contracts (i.e., cost of sales exceeds sales) are charged to operations as soon as they are determinable.

     At December 31, 1999 and 2000, included in trade receivables are $8.1 million and $7.3 million related to contractual revenue that had not been billed to customers. These amounts are generally billable within the following year.

Stock-Based Compensation

     Provided the option price is not less than fair value of the common stock as estimated by management at the date an option is granted, the Company records no compensation expense in its consolidated statements of operations. See Note 10 for the pro forma effect on operating results had the Company recorded compensation expense for the fair value of stock options. No compensation expense has been recognized related to stock option grants.

Income Taxes

     The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to be effective when these differences reverse.

                         United Defense Industries, Inc.

                   Notes to Consolidated Financial Statements

Changes in Accounting Principle

     Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The statement requires that an entity recognize all derivatives as either assets or liabilities.

     The Company's subsidiary Bofors had forward exchange contracts with a notional contract value of $14.4 million at December 31, 2000. These contracts which were designated as cash flow hedges were entered into to hedge firm commitments related to purchases or sales denominated in foreign currencies. The fair value of the contracts was a liability of $0.95 million at December 31, 2000. The transition adjustment to implement this new standard on January 1, 2001 will be presented as a cumulative effect of change in accounting principle as a charge to accumulated other comprehensive loss within stockholders' equity in 2001.

3. Business Purchase

     On October 6, 1997, the Company acquired 100% of the partnership interests of UDLP and certain other related business assets of FMC. The purchase price including expenses was $864 million after an adjustment of $16 million agreed to during 1998. The Company financed the acquisition through a cash equity investment and debt. The excess purchase price over the book value of the net assets acquired in the amount of $733 million was allocated to inventory; property, plant and equipment; other tangible assets; and intangible assets based on management's estimate of their fair values. The excess purchase price over the fair value of the net assets acquired was allocated to goodwill.

     On March 6, 2000, the Company acquired all of the outstanding stock of Barnes & Reinecke, Inc. ("BRI"), a subsidiary of Allied Research Corporation ("ARC"), headquartered in Arlington Heights, Illinois. BRI specializes in providing systems technical support and performance upgrades of defense equipment for U.S. and foreign governments. BRI retained its current management structure and became a wholly owned subsidiary of the Company. As consideration for the purchase, the Company paid BRI's former owner, ARC, $3.7 million in cash and notes. The transaction was accounted for as a purchase. Accordingly, the financial statements reflect the results of operations of BRI since the date of acquisition.

     On September 6, 2000, the Company acquired all of the outstanding stock of Bofors Defence ("Bofors") through a newly-created wholly-owned Swedish subsidiary of the Company, Bofors Defense Holding AB. The acquisition was structured so that Bofors will be an indirectly wholly owned Swedish subsidiary of the Company. As consideration for the purchase, the Company paid Bofors' former owner, Celsius AB, 187.3 million Swedish Krona (approximately US $19.4 million), which was determined based on arm's length negotiation. The acquisition was accounted for as a purchase. Accordingly, the financial statements reflect the results of operations of Bofors since the date of acquisition.

     Bofors produces artillery systems, air defense and naval guns, combat vehicle turrets and smart munitions. Although the Swedish government is the primary customer, Bofors is dependent on exports for approximately half of its total sales.

     The unaudited pro forma results below assume the Bofors acquisition occurred at the beginning of each year presented (in thousands).

                                                       1999         2000
                                                    ----------   ----------
Sales ........................................      $1,470,016   $1,270,904
Net income before extraordinary item .........          10,073       18,618
Net income ...................................          10,073       19,298

     The unaudited pro forma combined results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of the year indicated or of future operations under the ownership and management of the Company.

4. Inventories

     The majority of the Company's inventories are related to contracts in process and are recorded at cost determined on a LIFO basis. Inventory costs include manufacturing overhead.

                         United Defense Industries, Inc.

                   Notes to Consolidated Financial Statements

     The current replacement cost of LIFO inventories exceeded their recorded values by approximately $5.2 million at December 31, 1998 and 1999, and $12.6 million at December 31, 2000.


5. Property, Plant and Equipment

     Property, plant and equipment consist of the following (in thousands):

                                                        December 31
                                                  ------------------------
                                                     1999          2000
                                                  ----------    ----------
     Buildings ............................        $  39,978     $  42,413
     Machinery and equipment ..............          166,257       175,501
     Land and improvements ................            8,126         8,338
     Construction in progress .............            7,754         7,848
                                                  ----------    ----------
                                                     222,115       234,100
     Less: accumulated depreciation .......         (137,422)     (153,325)
                                                  ----------    ----------
     Property, plant and equipment, net ...        $  84,693     $  80,775
                                                  ==========    ==========

6. Intangible Assets

     Intangible assets consist of the following (in thousands):

                                                        December 31
                                                  ------------------------
                                                     1999          2000
                                                  ----------    ----------
     Software and other intangibles ..........     $  39,752     $  42,065
     Firm business and ongoing programs ......       225,103       225,103
     Goodwill ................................       115,662       123,796
                                                  ----------    ----------
                                                     380,517       390,964
     Less: accumulated amortization ..........      (160,243)     (228,624)
                                                  ----------    ----------
     Net intangible assets ...................     $ 220,274     $ 162,340
                                                  ==========    ==========

     The Company's software and other intangibles are being amortized over their estimated useful lives on a straight-line basis over three to five years or using other methods based on revenues of related contracts or programs. The excess of purchase cost over the fair value of the net assets acquired (goodwill) that resulted from the application of purchase accounting for the acquisition of UDLP is being amortized over thirty years.

7. Pensions and Other Postretirement Benefits

     The majority of the Company's domestic employees are covered by retirement plans. Plans covering salaried employees provide pension benefits based on years of service and compensation. Plans covering

                         United Defense Industries, Inc.

                   Notes to Consolidated Financial Statements

hourly employees generally provide benefits of stated amounts for each year of service. The Company's funding policy is to make contributions based on the projected unit credit method and to limit contributions to amounts that are currently deductible for tax purposes.

     With the exception of Bofors, most of the Company's employees are also covered by postretirement health care and life insurance benefit programs. Employees generally become eligible to receive benefits under these plans after they retire when they meet minimum retirement age and service requirements. The cost of providing most of these benefits is shared with retirees. The Company has reserved the right to change or eliminate these benefit plans.

     Bofors has a statutory pension obligation of $23.0 million which is included in "accrued pension and postretirement benefit cost" on the consolidated balance sheet at December 31, 2000. Bofors pension obligation is administered by an agent of the Swedish government using methods and assumptions different from those used to determine domestic amounts. Accordingly, the following tables do not include this liability.

                         United Defense Industries, Inc.

                   Notes to Consolidated Financial Statements

          The change in benefit obligation and plan assets of the plans and prepaid or accrued pension and postretirement costs recognized in the balance sheets at December 31, 1999 and 2000 are as follows (in thousands):

                                                                            Pension Benefits       Postretirement Benefits
                                                                         ----------------------    -----------------------
                                                                            1999         2000         1999         2000
                                                                         ---------    ---------    ---------    ----------
Change in benefit obligation
Benefit obligation at beginning of year ..........................       $ 442,651    $ 422,314    $  54,795    $  49,187
Service cost .....................................................          13,747       14,256        1,489        1,260
Interest cost ....................................................          27,982       32,847        3,420        3,565
Net benefits paid, including settlements .........................         (25,174)     (22,895)      (5,594)      (4,486)
Actuarial (gain) loss ............................................         (38,130)      13,309       (4,923)        (296)
Plan amendments ..................................................           1,238       11,803           --           --
                                                                         ---------    ---------    ---------    ---------
Benefit obligation at end of year ................................         422,314      471,634       49,187       49,230

Change in plan assets
Fair value of plan assets at beginning of
year .............................................................         548,003      537,769       60,412       51,828
Actual return on plan assets .....................................          13,874       78,974       (6,558)      11,581
Employer contributions ...........................................           1,066          958        3,568        2,893
Net benefits paid, including settlements .........................         (25,174)     (22,895)      (5,594)      (4,486)
                                                                         ---------    ---------    ---------    ---------
Fair value of plan assets at end of year .........................         537,769      594,806       51,828       61,816
                                                                         ---------    ---------    ---------    ---------

Funded status ....................................................         115,455      123,945        2,641       12,586
Unrecognized actuarial (gain) loss ...............................          (6,012)     (25,029)      (1,514)      (8,418)
Unrecognized prior service cost ..................................           4,238       14,528           --           --

                                                                         ---------    ---------    ---------    ---------
Net amount recognized ............................................       $ 113,681    $ 113,444    $   1,127    $   4,168
                                                                         =========    =========    =========    =========
Amounts recognized in the consolidated balance
     sheet consist of:
          Prepaid pension and postretirement benefit cost ........       $ 118,756    $ 118,932    $   1,127    $   4,168
          Accrued pension and postretirement benefit cost ........          (5,075)      (5,488)          --           --
                                                                         ---------    ---------    ---------    ---------
Net amount recognized ............................................       $ 113,681    $ 113,444    $   1,127    $   4,168
                                                                         =========    =========    =========    =========

                         United Defense Industries, Inc.

                   Notes to Consolidated Financial Statements


          The following table summarizes the assumptions used in the determination of net pension and postretirement benefit costs and benefit obligations for the years ended December 31, 1998, 1999 and 2000:


                                                Year ended December 31,
                                            ------------------------------
                                             1998         1999       2000
                                            ------       ------     ------
Weighted-average assumptions

Discount rate ..........................     6.50%        7.50%     7.50%
Expected return on plan assets .........     9.00%        9.00%     9.00%
Rate of compensation increase ..........     3.50%        5.00%     5.00%

          The following tables show the components of the net periodic benefit cost (in thousands):

                                                Year ended December 31,
                                        ----------------------------------
                                            1998        1999         2000
                                        -----------  ----------   --------
Pension Benefits

Service cost ...........................  $ 11,751    $ 13,747    $ 14,256
Interest cost ..........................    27,017      27,982      32,847
Expected return on plan assets .........   (43,080)    (45,213)    (47,904)
Net amortization and recognized losses .       703       1,324       1,993
Special termination benefits and
curtailments ...........................    27,500         650          --
                                          --------    --------    --------
Net periodic benefit cost (income) .....  $ 23,891    $ (1,510)   $  1,192
                                          ========    ========    ========

                                                Year ended December 31,
                                        ----------------------------------
                                            1998        1999        2000
                                        -----------  ----------   --------
Postretirement benefits

Service cost ...........................  $   1,382   $  1,489    $  1,260
Interest cost ..........................      3,515      3,420       3,565
Expected return on plan assets .........     (4,422)    (4,797)     (4,938)
Net amortization and recognized losses .         --         --         (35)
                                          ---------   --------    --------
Net periodic benefit cost(income) ......  $     475   $    112    $   (148)
                                          =========   ========    ========

          Pension special termination benefits and curtailments cost relates to various early retirement incentive and involuntary workforce reduction programs related to the Company's downsizing and consolidation of operations.


          The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $6.7 million, $3.2 million and zero, respectively, at December 31, 1999 and $12.6 million, $6.8 million and zero, respectively, at December 31, 2000.


          For measurement purposes, a 4% annual rate of increase in the per capita cost of covered health care benefits is assumed for 2001 and future years. Assumed health care cost trend rates have an effect on the amounts reported for the postretirement health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                         United Defense Industries, Inc.

                   Notes to Consolidated Financial Statements

                                                             1% Increase           1% Decrease
                                                          -----------------    -------------------
Effect on total of service and interest cost components .        $    159           $   (132)
Effect on the postretirement benefit obligation .........        $  1,296           $ (1,097)

8.   Long-term Debt

     Borrowings under long-term debt arrangements are as follows (in thousands):

                                                   December 31
                                            ------------------------
                                               1999         2000
                                            ----------   -----------
Senior secured credit facilities ......       $149,843    $   86,757
Senior subordinated notes .............        200,000       182,820
                                            ----------   -----------
                                               349,843       269,577
Less: current portion .................         23,086        23,086
                                            ----------   -----------

                                              $326,757    $  246,491
                                            ==========   ===========


$725 Million Senior Secured Credit Facility

         In October 1997, the Company entered into a senior credit facility that included $495 million of term loan facilities and a $230 million revolving credit facility. Outstanding borrowings on the term loan were $149.8 million and $86.8 million at December 31, 1999 and 2000, respectively.

         The term loan facilities bear interest at variable rates with a weighted average rate of 8.82% and 7.91% at December 31, 1999 and 2000, respectively. These loans are due through 2006 and provide for quarterly principal payments.

         The revolving credit facility provides for loans and letters of credit and matures in 2003. The Company has outstanding letters of credit under the facility of $142 million at December 31, 2000. There was $88 million available under the revolving credit facility at December 31, 2000. The Company is obligated to pay a fee of 0.25% on the unused revolving credit facility.

         Amounts outstanding under the senior credit facility are secured by a lien on all the assets of the Company and its domestic subsidiaries.

         Mandatory prepayments and reductions of outstanding principal amounts are required upon the occurrence of certain events. The senior credit facility contains customary covenants restricting the incurrence of debt, encumbrances on and sales of assets, limitations on mergers and certain acquisitions, limitations on changes in control,

                         United Defense Industries, Inc.

                   Notes to Consolidated Financial Statements

provision for the maintenance of certain financial ratios, and various other financial covenants and restrictions.

$200 Million Senior Subordinated Notes

         In October 1997, the Company issued $200 million of senior subordinated notes. The senior subordinated notes are unsecured, bear interest at 8.75% payable semiannually, and mature in 2007. The payment of principal and interest is subordinated in right of payment to all senior debt.

         The senior subordinated notes are not redeemable other than in connection with a public equity offering or a change in control prior to November 2002, at which time the notes may be redeemed at a premium, initially at 104.375% of the principal amount. The senior subordinated notes have customary covenants for subordinated debt facilities including the right to require repurchase upon a change in control, restrictions on payment of dividends, and restrictions on the acquisition of equity interests by the Company.

         The Company received authorization from its bank-lending group in February 1999 to purchase up to $50 million of the senior subordinated notes. During 2000 the Company purchased approximately $17 million of its senior subordinated notes in the open market.

Annual Maturities

Annual maturities of long-term debt are as follows (in thousands):

                         Year ended December 31
                         ----------------------
                                  2001                          $ 23,086
                                  2002                            23,086
                                  2003                            23,085
                                  2004                                --
                                  2005                             8,903
                               Thereafter                        191,417
                                                                --------
                                  Total                         $269,577
                                                                ========

         Cash paid for interest was $45.4 million, $36.2 million and $26.5 million for the years ended December 31, 1998, 1999 and 2000.

9.    Commitments and Contingencies

Operating Leases

         The Company leases office space, plants and facilities, and various types of manufacturing, data processing and transportation equipment. Rent expense for the years ended December 31, 1998, 1999, and 2000 was $13.5 million, $12.4 million and $14.2 million, respectively. Minimum future rentals under noncancellable leases are estimated to be $12.8 million in 2001, $13.0 million in 2002, $11.2 million in 2003, $10.6 million in 2004, $9.9 million in 2005 and
$9.0 million thereafter.

Legal Proceedings

         Alliant Techsystems, Inc. ("Alliant"), a subcontractor to the Company in connection with the M109A6 Paladin howitzer prime contract, filed a lawsuit against the Company and its prior owners in Minnesota state court. The lawsuit arose out of a U.S. Army-directed termination for convenience in 1996 of certain subcontract work under the program which, until the time of termination, had been performed by Alliant and was thereafter replaced by a subcontract which the Company awarded to another contractor, Sechan Electronics. The breach of contract litigation by Alliant against the Company was concluded by pretrial dismissal, without any judgment, damage award, or other adverse finding having been made against the Company. No settlement payment was made in connection with such dismissal.

                         United Defense Industries, Inc.

                   Notes to Consolidated Financial Statements

         The Company was a defendant in a qui tam case filed jointly under the U.S. Civil False Claims Act (the "FCA") by one present and one former employee of ours in Fridley, Minnesota. The case, U.S. ex rel. Seman and Shukla v. United Defense, FMC Corp., and Harsco Corp., was filed against the Company and its prior owners on July 23, 1997 in the U.S. District Court for the District of Minnesota and primarily alleged that the Company improperly obtained payment under various of our government contracts by supplying components which did not comply with applicable technical specifications. The relators' complaint did not quantify the alleged damages, but sought the full range of treble damages, civil penalties, and attorney fees available under the FCA.

         A complete settlement of such action was negotiated by the parties, and consented to by the U.S. Government, under which the Company is to pay a total of $6 million to settle the case, divided into installments payable over a three-year period. The amount of the settlement had been fully accrued as of December 31, 2000 in accrued and other liabilities. No finding of wrongdoing was made against the Company, and no other administrative or legal action is to be taken against the Company in respect of matters alleged in the case. Completion of the settlement is subject to U.S. District Court review, but management expects the settlement to be concluded on such terms during the first part of 2001.

         The Company is also subject to other claims and lawsuits arising in the ordinary course of business. Management believes that the outcome of any such proceedings to which the Company is party will not have a material adverse effect on the Company.

Environmental Matters

         The Company spends certain amounts annually to maintain compliance with environmental laws and to remediate contamination. Operating and maintenance costs associated with environmental compliance and prevention of contamination at the Company's facilities are a normal, recurring part of operations, are not significant relative to total operating costs or cash flows, and are generally allowable as contract costs under the Company's contracts with the U.S. government (Allowable Costs).

         As with compliance costs, a significant portion of the Company's expenditures for remediation at its facilities consists of Allowable Costs. As of December 31, 2000 the Company has accrued $14 million to cover any remediation and compliance costs that may not be Allowable Costs under U.S. government contracts. The amount accrued is based on estimated liabilities for each site in which the Company is able to make reasonable estimates. The Company does not believe there are significant uncertainties affecting the estimated liabilities or amounts that will be paid in the near term. The most significant of the estimated liabilities is based on the Company's experience related to ongoing remediation efforts. In addition, pursuant to the terms of the acquisition of UDLP, the Sellers are required to reimburse the Company for 75% of certain remediation costs relating to operations prior to the acquisition that are Non-Allowable Costs. The Company has recorded a receivable for $1.8 million expected to be reimbursed by one of the Sellers under the terms of the acquisition agreement which it expects to realize over the next 7 years.

Turkey Joint Venture Offset Obligation

         The Company's joint venture in Turkey is required by agreement with its customer to achieve a significant level of export sales by October 2002 (this commitment is commonly referred to as an "offset" obligation) or pay a penalty of 9% of the shortfall in required export sales which penalty could be as high as $40 million. There can be no assurances that the joint venture will be able to completely fulfill its offset obligation or renegotiate an acceptable alternative, in which case the Company may have to fund its 51% share of the joint venture's obligation through additional investments in the joint venture. At December 31, 2000, the Company's equity accounting for the joint venture assumed the joint venture would be obligated for approximately $30 million of the total penalty exposure of which the Company's 51% share would be approximately $15 million.

         The joint venture's accrual for this obligation was made prior to 1998. The Company's equity in earnings from the joint venture was not significantly affected by changes in the joint venture's offset obligation during 1998, 1999 and 2000. Production from a newly signed contract with the government of Malaysia may partially satisfy the liability.

                         United Defense Industries, Inc.

                   Notes to Consolidated Financial Statements

         The Company accounts for its 51% investment in the joint venture by using the equity method rather than consolidating it because the Company does not control the joint venture, although it does have the ability to exercise significant influence over the operating and financial policies of the joint venture.

10.   Stockholders' Equity

Common Stock Options

         During 1998, the Company adopted the 1998 Stock Option Plan (the "Option Plan") under which 1,492,600 shares of common stock were reserved for issuance at December 31, 2000. The options generally vest over a period of 10 years; however, vesting may be accelerated over 5 years if certain targets related to earnings and cash flow are met.


                                                      Weighted average               Weighted average              Weighted average
                                            1998      exercise options       1999    exercise options      2000    exercise options
                                         ----------   ----------------   ----------  ----------------  ----------  ----------------
Options outstanding, beginning of year .         --        $   --         1,436,000       $10.00        1,457,900       $10.17
Options granted ........................  1,436,000         10.00            31,000        20.00           23,000        21.73
Options canceled .......................         --            --            (6,200)       18.07          (40,000)       10.00
Options exercised ......................         --            --            (2,900)       10.00           (4,500)       10.00
                                         ----------                      ----------                    ----------
Options outstanding end of year ........  1,436,000        $10.00         1,457,900       $10.17        1,436,400       $10.37
                                         ==========                      ==========                    ==========
Options exercisable end of year ........         --                         418,425       $10.42          682,230       $10.30
                                         ==========                      ==========                    ==========


         The following table summarizes options dated as of December 31, 2000:

                                                Options Outstanding                         Options Exercisable
                                 -------------------------------------------------    --------------------------------
                                 Number as of                     Weighted average    Number as of
                                 December 31,   Weighted average     remaining        December 31,   Weighted average
Range of exercise prices             2000        exercise price   contractual life        2000        exercise price
------------------------         ------------   ----------------  ----------------    ------------   ----------------
$10.00.........................   1,387,400         $10.00              7.6             661,130          $10.00
$20.00-$25.00..................      49,000          20.81              8.9              21,100           20.09
                                  ---------                                             -------
Total..........................   1,436,400          10.37              7.6             682,230           10.30
                                  =========                                             =======

                         United Defense Industries, Inc.

         Options granted in 1998 were at $10 per share and had an estimated grant date fair value of $4.51 per option. Options granted in 1999 were at $20 per share and had an estimated grant date fair value of $9.56 per option. Options were granted at $20 and $25 during the year ended December 31, 2000 and had an estimated weighted average fair value on the date of grant of $6.95.

         Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, the Company's net loss in 1998 would have been approximately $123.2 million, the net income in 1999 would have been approximately $1.7 million, and the net income in 2000 would have been approximately $17.6 million. The effect of applying SFAS No. 123 on the net income as stated above is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, (1) the vesting period of the stock options and (2) additional stock options that may be granted in future years.

         The fair value of each option grant is estimated on the date of grant using the minimum value model with the following assumptions used for grants in 1998, 1999 and 2000: dividend yield of 0%; risk-free interest rate of 6%, 6.5% and 5.5%; and expected life of the option term of 10 years, 10 years and 7 years.

Employee Stock Purchase Plan

         Under the Employee Stock Purchase Plan (the "ESPP"), certain employees are provided the opportunity to purchase shares of the Company's common stock at its estimated fair value. Certain of these purchases were eligible for financing provided by the Company. Related loans including interest at 7.5%, are due in five years. During 1998, 739,624 shares were sold at a price of $10 per share.

11.  Income Taxes

         The provision for income taxes includes federal income taxes payable by the Company's Foreign Sales Corporation subsidiary amounting to $3.3 million, $1.7 million and $2.7 million during the years ended December 31, 1998, 1999 and 2000, respectively. For the year ended December 31, 1998, the provision for income taxes also includes foreign withholding taxes of $2.6 million. For the years ended December 31, 1999 and 2000, the provision for income taxes also includes alternative minimum tax currently payable by the Company of $1.2 million and $1.9 million, respectively. For the year ended December 31, 2000, the provision also includes foreign income taxes related to Bofors of $1.4 million on income before income taxes of approximately $3 million. All other pretax earnings for 1998 through 2000 were from domestic sources.

         The Company's effective tax rate differed from the statutory federal income tax rate because of the following differences:

                                                1998       1999       2000
                                               ------     ------     ------
Statutory federal tax rate ..................   (35.0%)     35.0%      35.0%
Effect of taxes on joint venture/foreign
earnings ....................................     3.0%     103.9%       0.5%
Foreign Sales Corporation/extraterritorial
  income exclusion benefit ..................     1.8%     (52.6%)     (0.4%)
Disallowed expenses and other ...............    (5.8%)     30.5%       9.7%
Change in valuation allowance ...............    41.0%     (69.4%)    (20.0%)
                                               ======     ======     ======

                         United Defense Industries, Inc.

Effective tax rate                          5.0%     47.4%      24.8%
                                         ======   =======    =======

         The components of the net deferred tax asset are as follows (in thousands):

                                                       December 31,
                                                  ----------------------
                                                     1999         2000
                                                  ---------    ---------
Deferred tax assets:
Accrued expenses ................................ $  43,113    $  35,428
Net operating loss carryforwards ................    88,093       53,882
Depreciation ....................................    13,701       11,369
Other ...........................................     2,954        1,633
                                                  ---------    ---------
                                                    147,861      102,312
Deferred tax liabilities:

Intangibles, accrued compensation, and benefits..   (84,994)     (65,476)
Other ...........................................        --        4,563
                                                  ---------    ---------
                                                    (84,994)     (60,913)
                                                  ---------    ---------
Net deferred tax asset ..........................    62,867       41,399
Valuation allowance .............................   (62,867)     (41,399)
                                                  ---------    ---------
Net deferred taxes on balance sheet ............. $      --    $      --
                                                  =========    =========

         Based on historical net operating losses in recent years, the net deferred tax asset at December 31, 1999 and 2000 has been offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible and subject to any limitations applied to the use of carryforward tax attributes.

         The Company has approximately $135 million in net operating loss carryforwards which expire at varying dates through 2018.

12.  Fair Value of Financial Instruments

         The carrying amount of the Company's financial instruments included in current assets and current liabilities approximates their fair value due to their short-term nature. At December 31, 1999, the fair market value of the Company's long-term debt was estimated to be $149.8 million and $191.5 million for the senior credit facility and subordinated debt, respectively. At December 31, 2000, fair market value of the Company's long-term debt was estimated to be $86.6 million and $171.9 million for the senior credit facility and subordinated debt, respectively.

         The fair values of the senior credit facility represent management's best estimates based on other financial instruments with similar characteristics. Since the facility has variable rate debt, its fair value approximates its carrying amount. The fair values of the subordinated debt are based on quoted market prices.

                         United Defense Industries, Inc.

13.  Significant Customer and Export Sales

     Sales to various agencies of the U.S. Government aggregated $968.3 million, $995.0 million and $832.9 million during the years ended December 31, 1998, 1999 and 2000, respectively.

     At December 31, 1999 and 2000, trade accounts receivable from the U.S. Government totaled $29.8 million and $66.8 million, respectively.

     Export sales, including sales to foreign governments transacted through the U.S. Government, were $230.3 million, $218.6 million and $297.6 million during the years ended December 31, 1998, 1999 and 2000, respectively. In addition there were sales to foreign governments transacted by the Company's foreign subsidiary of $53.4 million during the year ended December 31, 2000.

14.  Related Party Transactions

     During 1998, Carlyle provided consulting assistance in development of management operating policies and procedures, for which the Company incurred a charge to operations of $2.0 million. Additionally, the management agreement between the Company and Carlyle requires an annual fee of $2.0 million for various management services. During December 31, 1998, 1999 and 2000, the Company recorded charges of $2.0 million each year relating to these services.

     One of the Company's directors was formerly affiliated with a law firm that provides services to the Company. Amounts paid to the law firm for such services were approximately $132,000, $51,000 and $138,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

15.  Restructuring

     During the third quarter of 1998, the Company approved a restructuring plan designed to rationalize production and lower costs at its Fridley, Minnesota facility. The plan called for shifting a significant portion of production and final assembly to other Company sites and outsourcing certain other operations. In 1998 the Company recorded a charge of $36.2 million for estimated employee termination expenses, acceleration of recognition for benefit costs that were curtailed, and charges for impaired assets. This charge did not significantly impact operating funds as it mostly represents either asset write-offs or costs that will be provided for out of an overfunded pension plan. Remaining accrued expenses are $1.1 million at December 31, 2000.

16.  Employees' Thrift Plan

     Substantially all of the Company's domestic employees are eligible to participate in defined contribution savings plans designed to comply with the requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and
Section 401(k) of the Internal Revenue Code. Charges against income for matching contributions to the plans were $8.1 million, $8.1 million, and $7.9 million in the years ended December 31, 1998, 1999 and 2000, respectively.

17.  Financial Information for Subsidiary Guarantors and Non-Guarantors

     The outstanding loans under the senior credit facility and senior subordinated notes are general obligations of the Company and are jointly and severally guaranteed by the wholly-owned subsidiary guarantors of the Company (Note 8). Bofors is the only subsidiary non-guarantor of the Company.

The following information presents a consolidating Balance Sheet, Statement of Operations and Statement of Cash Flows for the year ended December 31, 2000.

                         United Defense Industries, Inc.
                           Consolidating Balance Sheet
                             As of December 31, 2000
                                  (In millions)

                                                                         Subsidiary
                                                              Subsidiary    Non-
                                                      Parent  Guarantors Guarantors Eliminations  Consolidated
                                                    -------------------------------------------------------------
Assets
Current assets:
     Cash and maketable securities ................   $    -    $   63.6    $   49.8     $     -    $  113.4
     Trade receivables ............................        -        88.1        21.6           -       109.7
     Inventories ..................................        -       247.8        11.4           -       259.2
     Other current assets .........................        -         3.9         9.2           -        13.1
                                                    -------------------------------------------------------------
  Total current assets ............................        -       403.4        92.0           -       495.4

Property, plant and equipment, net ................        -        77.6         3.2           -        80.8

Intangible assets, net ............................        -       157.5         4.8           -       162.3
Prepaid pension and postretirement benefit cost ...        -       123.1           -           -       123.1
Restricted cash ...................................        -           -        23.5           -        23.5
Due from subsidiary ...............................     19.9           -           -       (19.9)          -
Investments in and advances to subsidiaries .......    291.5           -           -      (291.5)          -
Other assets                                               -        10.2         0.5           -        10.7
                                                    -------------------------------------------------------------
Total assets ......................................   $311.4    $  771.8    $  124.0     $(311.4)   $  895.8
                                                    =============================================================

Liabilities and Equity
Current liabilities:
     Current portion of long-term debt ............   $ 23.1    $      -    $      -     $     -    $   23.1
     Accounts payable, trade and other ............        -        73.5        12.6           -        86.1
     Advanced payments ............................        -       295.2        47.2           -       342.4
     Accrued and other liabilities ................        -        94.4         9.8           -       104.2
                                                    -------------------------------------------------------------
     Total current liabilities ....................     23.1       463.1        69.6           -       555.8

Long-term liabilities:
     Due to parent ................................        -           -        19.9       (19.9)          -
     Accrued pension and postretirement benefit
       cost .......................................        -         5.5        23.0           -        28.5
     Long-term debt net of current portion ........    246.4           -           -           -       246.4
     Other liabilities ............................        -        15.9         7.2           -        23.1
                                                    -------------------------------------------------------------
Total liabilities .................................    269.5       484.5       119.7       (19.9)      853.8


Stockholders' Equity:
     Common Stock .................................      0.2           -           -           -         0.2
     Additional paid-in-capital ...................    180.0           -           -           -       180.0
     Stockholders' loans ..........................     (1.2)          -           -           -        (1.2)
     Retained earnings/(deficit) ..................   (137.1)      287.3         4.3      (291.5)     (137.1)
                                                    -------------------------------------------------------------
     Total stockholders' equity ...................     41.9       287.3         4.3      (291.5)       42.0
                                                    -------------------------------------------------------------
Total liabilities and stockholders' equity ........   $311.4    $  771.8    $  124.0     $(311.4)   $  895.8
                                                    =============================================================

                         United Defense Industries, Inc.
                      Consolidating Statement of Operations
                   For the Fiscal Year ended December 31, 2000

                                  (In millions)


                                                                            Subsidiary
                                                              Subsidiary       Non-
                                                 Parent       Guarantors    Guarantors   Eliminations  Consolidated
                                             ----------------------------------------------------------------------
Revenue:
     Sales ...............................   $       -     $  1,130.5        $   53.4      $      -     $  1,183.9

Costs and expenses:
     Cost of sales .......................           -          900.1            43.8             -          943.9
     Selling, general and
         administrative expenses .........           -          167.9             5.8             -          173.7
     Research and development ............           -           14.6             1.2             -           15.8
                                             ---------------------------------------------------------------------
          Total expenses .................           -        1,082.6            50.8             -        1,133.4

Income(loss) from operations .............           -           47.9             2.6             -           50.5

Other income (expense):
     Earnings related to investments
         in foreign affiliates and
         subsidiaries ....................        51.2           (1.3)              -         (51.2)          (1.3)
     Interest income .....................         0.4            3.3             1.0          (0.5)           4.2
     Interest expense ....................       (29.3)             -            (0.5)          0.5          (29.3)
                                             ---------------------------------------------------------------------
Total other expense ......................        22.3            2.0             0.5         (51.2)         (26.4)

Income(loss) before income taxes
     and extraordinary item ..............        22.3           49.9             3.1         (51.2)          24.1

Provision for income taxes ...............         4.6              -             1.4             -            6.0
                                             ---------------------------------------------------------------------

Income(loss) before extraordinary item ...        17.7           49.9             1.7         (51.2)          18.1

Extraordinary item - net gain from
     extinguishment of bond debt .........         1.1           (0.4)              -             -            0.7
                                             ---------------------------------------------------------------------
Net income(loss) .........................   $    18.8      $    49.5        $    1.7      $  (51.2)    $     18.8
                                             =====================================================================

                         United Defense Industries, Inc.
                 Consolidating Condensed Statement of Cash Flows
                                December 31, 2000

                                  (In millions)


                                                                                Subsidiary
                                                                    Subsidiary     Non-
                                                           Parent   Guarantors  Guarantors Eliminations  Consolidated
                                                       ---------------------------------------------------------------
Cash provided by operating activities ...............   $ 155.6     $  124.7   $   4.2          $ (189.1)    $   95.4

Cash (used in)provided by investing activities ......     (76.4)       (20.4)     23.3              76.4          2.9

Cash (used in)provided by financing activities ......     (79.2)      (135.0)     22.3             112.7        (79.2)
                                                       --------------------------------------------------------------

Net change in cash and marketable securities ........         -        (30.7)     49.8                 -         19.1

Cash and marketable securities, beginning of
  period ............................................         -         94.3         -                 -         94.3
                                                       --------------------------------------------------------------
Cash and marketable securities, end of period .......  $      -     $   63.6   $  49.8          $      -     $  113.4
                                                       ==============================================================

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 10:  Directors and Executive Officers

     The following table sets forth certain information with respect to the members of the Board of Directors and the executive officers of the Company. Executive officers of the Company are chosen by the Board of Directors and serve at its discretion. The Board of Directors maintains an Executive Committee, a Compensation Committee, and an Audit and Ethics Committee. Bill Conway and Allan Holt serve as President and Chairman, respectively, of Iron Horse; and Peter Clare, Daniel D'Aniello and David Rubenstein each serve as Vice Presidents of Iron Horse. Messrs. D'Aniello and Rubenstein have been Managing Directors of The Carlyle Group for the past six years. Officers of Iron Horse receive no compensation for their position.

--------------------------------------------------------------------------------------------------------
                                                                                             Years with
       Name                                       Position                             Age     Co. /1/
--------------------------------------------------------------------------------------------------------
William E. Conway, Jr.     Chairman                                                    51        --
--------------------------------------------------------------------------------------------------------
Frank C. Carlucci          Director                                                    70        --
--------------------------------------------------------------------------------------------------------
Peter J. Clare             Director                                                    35        --
--------------------------------------------------------------------------------------------------------
Allan M. Holt              Director                                                    49        --
--------------------------------------------------------------------------------------------------------
Robert M. Kimmitt          Director                                                    53        --
--------------------------------------------------------------------------------------------------------
J.H. Binford Peay, III     Director                                                    60        --
--------------------------------------------------------------------------------------------------------
John M. Shalikashvili      Director                                                    64        --
--------------------------------------------------------------------------------------------------------
Thomas W. Rabaut           Director, President, Chief Executive Officer                52        23
--------------------------------------------------------------------------------------------------------
Francis Raborn             Director, Vice President & Chief Financial Officer          57        23
--------------------------------------------------------------------------------------------------------
David V. Kolovat           Vice President, General Counsel & Secretary                 56        12
--------------------------------------------------------------------------------------------------------
Arthur L. Roberts          Vice President, General Manager-International Division      60        33
--------------------------------------------------------------------------------------------------------
Frederick M. Strader       Vice President, General Manager-Armament Systems Div.       48        20
--------------------------------------------------------------------------------------------------------
Dennis A. Wagner, III      Vice President, Business Development & Marketing            50        19
--------------------------------------------------------------------------------------------------------
Peter C. Woglom            Vice President, General Manager-Ground Systems Division     56        27
--------------------------------------------------------------------------------------------------------


     William E. Conway, Jr. was elected as a Director of the Company in 1997. He has been a Managing Director of The Carlyle Group, a Washington, DC-based global investment firm, since 1987. Mr. Conway was Senior Vice President and Chief Financial Officer of MCI Communications Corporation from 1984 until 1987, and was a Vice President and Treasurer of MCI from 1981 to 1984. Mr. Conway presently serves on the Board of Directors of Nextel Communications, Inc., Global Crossing Ltd., and several privately held companies.

     Frank C. Carlucci was elected as a Director of the Company in 1997. He is Chairman of The Carlyle Group, a Washington, DC-based global investment firm. Prior to joining The Carlyle Group in 1989, Mr. Carlucci served as Secretary of Defense from 1987-1989. Previously, he had served as President Reagan's National Security Advisor in 1987. Mr. Carlucci is Chairman of the following boards:
Neurogen Corporation; Nortel Networks; and the US-ROC (Taiwan) Business Council. He also serves a member on the following Boards: Ashland, Inc.; Kaman Corporation; The Quaker Oats Company; SunResorts, Ltd., NV; Texas Biotechnology Corporation; Pharmacia Corporation; and the Board of Trustees for the RAND Corporation.

     Peter J. Clare was elected as a Director of the Company in 1997. He is currently a Managing Director with The Carlyle Group, a Washington, DC-based global investment firm, which he joined in 1992. Mr. Clare was previously with First City Capital, a private investment group. From 1987 to 1989, he worked in the mergers and acquisitions and merchant banking groups at Prudential-Bache. Mr. Clare currently serves on the board of KorAm Bank, as well as several privately held companies.

     Allan M. Holt was elected as a Director of the Company in 1997. He is a Managing Director of The Carlyle Group, a Washington, DC-based global investment firm, which he joined in 1991. Mr. Holt was previously with Avenir Group, a private investment and advisory group, and from 1984 to 1987 was Director of Planning and Budgets at MCI Communications Corporation, which he joined in 1982. Mr. Holt currently serves on the boards of several privately-held companies.

     Robert M. Kimmitt was elected as a Director of the Company in 1998. He is Vice Chairman and President of Commerce One, Inc., an e-commerce company headquartered in Pleasanton, California. Previously, from 1997-2000, he was a partner in the law firm of Wilmer, Cutler and Pickering. From 1993 to 1997, he was a Managing Director of Lehman Brothers. Mr. Kimmitt served as American Ambassador to Germany from 1991 to 1993. Previously, he served as Under Secretary of State for Political Affairs, General Counsel to the Treasury Department, and a member of the National Security Council Staff. Mr. Kimmitt serves on the Boards of Allianz Life Insurance Company of North America, Mannesmann AG, Siemens AG, and Xign Corporation, as well as numerous non-profit boards.

     J. H. Binford Peay, III was elected as a Director of the Company in 1997. General Peay is a career U.S. Army officer who attained the rank of General and retired from the Army on October 1, 1997. He is the former Commander-In-Chief of the U.S. Central Command (1994-1997), and also served as Vice Chief of Staff, United States Army (1993-1994). Prior to serving as Vice Chief of Staff, he was Deputy Chief of Staff for Operations and Plans, Department of the Army and Senior Army Member, U.S. Military Committee, United Nations in Washington, DC (1991-1993), and was Commanding General, 101st Airborne Division (Air Assault) at Ft. Campbell, Kentucky (1989 to 1991), leading the Division during Operations Desert Shield and Desert Storm and its attack into Iraq. General Peay serves as the Chairman and Chief Executive Officer of Allied Research Corporation, and is a Trustee of George C. Marshall Foundation, and a Trustee of Virginia Military Institute Foundation. He is also the President and Chief Executive Officer of the Fort Campbell Historical Foundation, Inc.

     John M. Shalikashvili was elected as Director of the Company in June 1998. He currently is a visiting Professor to the Center for International Security at Stanford University. Previously, General Shalikashvili was a career U.S. Army Officer who attained the rank of General and retired from the Army in September 1997. He was appointed the 13th Chairman of the Joints Chiefs of Staff on October 25, 1993. Prior major commands were Supreme Allied Commander, Commander Operation PROVIDE COMFORT (the relief operation that returned hundreds of thousands of Kurdish refugees to Northern Iraq), Deputy Commander-In-Chief, United States Army, Europe and Seventh Army, and Commander of the 9th Infantry Division (Motorized). The General was born in Warsaw, Poland on June 27, 1936. General Shalikashvili serves on the Boards of the Boeing Company, L3 Communications Corporation, the Frank Russell Trust Company, and Plug Power, Inc.

     Thomas W. Rabaut has been President and Chief Executive Officer of UDLP since its formation in 1994. Before joining UDLP, Mr. Rabaut worked at FMC since 1977 and held several executive positions, including General Manager of FMC's Steel Products Division from 1986 to 1988, Operations Director and then Vice President and General Manager of FMC's Ground Systems Division from 1988 to 1993, and General Manager of FMC's Defense Systems Group, overseeing operations in the U.S., Turkey, Pakistan, and Saudi Arabia for U.S. and allied armies, navies, and marines from 1993 to 1994. In 1994, he was also elected Vice President of FMC. Mr. Rabaut graduated from the U.S. Military Academy at West Point and from the Harvard Business School. Mr. Rabaut is Chairman of the Board of Directors of the National Defense Industrial Association, and is a Trustee of Stevens Institute of Technology.

     Francis Raborn was elected as a Director of the Company in 1997. He has been Vice President and Chief Financial Officer of UDLP since its formation in 1994, with responsibility for financial, contract, administrative and government compliance matters. Mr. Raborn joined FMC in 1977, and held a variety of financial and accounting positions, including Controller of FMC's Defense Systems Group from 1985 to 1993, and Controller of FMC's Special Products Group from 1979 to 1985. Mr. Raborn received a B.S. in Economics from the University of Pennsylvania's Wharton School and an MBA from UCLA.

     David V. Kolovat has been Vice President and General Counsel of UDLP since its formation in 1994. He has also served as FMC's Associate General Counsel in charge of defense business legal work from 1988 until consummation of the Acquisition. Mr. Kolovat served as Vice President and General Counsel of Premisys, Inc., from 1986 to 1988, during which Premisys was acquired by Pacific Telesis Corporation, and from 1984 to 1986 as Vice President and General Counsel of Robot Defense Systems, Inc. Mr. Kolovat received his undergraduate degree from the University of Iowa, and his law degree from Stanford Law School.

     Arthur L. Roberts has been Vice President and General Manager-International Division of UDLP since its formation in 1994. His responsibilities include management of joint ventures in Turkey and Saudi Arabia and development of new co-production programs. Prior to joining UDLP, Mr. Roberts was General Manager of FMC's Defense Systems International Division since 1993. Mr. Roberts held a number of positions at FMC since 1967, including management of the Turkey joint venture program from its initial proposal in 1988 through 1992. Mr. Roberts holds a Bachelor's Degree in Mechanical Engineering from Yale University and an MBA from Harvard Business School.

     Frederick M. Strader has been Vice President and General Manager-Armament Systems Division of UDLP since May 1994. Prior to joining UDLP, Mr. Strader was Division Manager of FMC's Agricultural Machinery Division from October 1992 to May 1994, and Manager of FMC's Strategic Planning Group from September 1991 to October 1992. Prior thereto, he held a number of operations, planning and financial positions at the Steel Products Division of FMC. Mr. Strader received his BA Degree from Ripon College and his MBA Degree from the Wharton School at the University of Pennsylvania.

     Dennis A. Wagner, III has been Vice President, Business Development and Marketing of UDLP since its formation in 1994 with responsibility for the development and coordination of world-wide strategies for the design, manufacture, and sale of combat vehicles. Mr. Wagner joined FMC's Defense Systems Group in 1982 and held a number of marketing and management positions, including Division General Manager of FMC's Steel Products Division from 1989 to 1994 and Program Director for the M113 family of vehicles from 1987 to 1989. Mr. Wagner received a BS in General Engineering from the U.S. Military Academy and an MBA in Finance from the University of Detroit.

     Peter C. Woglom has been Vice President and General Manager-Ground Systems Division of UDLP since 1994. Prior thereto, he held a number of line and executive positions at FMC after joining FMC in 1973, including Vice President and General Manager of FMC's Ground Systems Division from 1993 to 1994, and Vice President and Director, Business Strategies and Initiatives for FMC's Defense Systems Group from 1990 to 1993. Mr. Woglom received BSCE and Master of Engineering Degrees from Cornell University and an MBA from the University of Pittsburgh.

ITEM 11: Executive Compensation

         The following table sets forth information with respect to the compensation paid by the Company for services rendered for the years ended December 31, 2000, 1999, and 1998 to the Chief Executive Officer and to each of the four other most highly compensated executive officers of the Company (the "Named Executive Officers").

                           Summary Compensation Table
                           --------------------------

                                         Annual Compensation                         Long-Term Compensation
                            --------------------------------------------   ------------------------------------------
                                                                                      Awards                  Payouts
                                                                           ----------------------------       -------
                                                                 Other
                                                                Annual     Restricted       Securities                 All Other
         Name and                                               Compen-      Stock          Underlying        LTIP      Compen-
        Principal                      Salary      Bonus        sation      Award(s)          Options        Payouts    sation
         Position           Year        ($)         ($)         ($)/1/       ($)/2/             (#)            ($)       ($)/3/
--------------------------  ----        ---         ---      -----------   -----------      ----------       -------   ---------
Thomas W. Rabaut .........  2000      401,083     386,052         0               0                0             0       39,554
  President & CEO           1999      364,167     421,341         0               0                0             0       40,094
                            1998      331,547     393,082         0               0          200,000             0       31,650

Peter C. Woglom ..........  2000      257,087     180,989         0               0                0             0       22,849
  Vice President,           1999      245,587     237,728         0               0                0             0       20,895
  General Manager -         1998      234,528     239,922         0               0          100,000             0       15,997
  Ground Systems


Francis Raborn ...........  2000      248,400     198,919         0               0                0             0       21,386
  Vice President &          1999      210,600     206,177         0               0                0             0       20,161
  CFO                       1998      201,993     211,083         0               0          100,000             0       14,361


Frederick M. Strader .....  2000      214,078     180,853         0               0                0             0       18,264
  Vice President,           1999      198,749     158,721         0               0                0             0       22,137
  General Manager -         1998      192,348     168,420         0               0          100,000             0       21,108
  Armament Systems

Arthur L. Roberts ........  2000      185,796     204,376         0               0                0             0       17,163
  Vice President,           1999      182,645     133,806         0               0                0             0       20,797
  General Manager -         1998      174,427     166,927         0               0           65,000             0       17,845
  International Division

______________________
/1/ Amounts of less than $50,000 or 10% of the Named Executive Officer's compensation are excluded.
/2/  There are no Company Restricted Stock Awards.
/3/ Includes matching contributions under the Company's 401(k) Plan for salaried employees for 1999 and 1998

Directors Compensation
----------------------

         The three outside directors (Messrs. Peay, Kimmitt and Shalikashvili) are paid annual retainers of $25,000 for all services rendered. There are no other fees paid for attendance at meetings, etc. These three directors may elect to receive their annual retainer in cash, options to purchase Company stock, or a combination. The Company does not maintain a medical, dental, or retirement benefits plan for these directors. The remaining directors are employed either by The Carlyle Group or the Company, and are not separately compensated for their service as directors.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

         The Compensation Committee of the Board of Directors is a standing committee charged with the responsibilities, subject to full Board approval, of establishing, periodically re-evaluating and (as appropriate) adjusting, and administering policies concerning compensation of management personnel, including the CEO and all of the Company's other executive officers. The Compensation Committee was established in 1998 and Messrs. Peay and Clare serve on the Committee. Mr. Clare is a member of The Carlyle Group, which is the majority stockholder of the Company.

         By virtue of his position as President and Chief Executive Officer, Mr. Rabaut has been invited to attend all meetings of the Committee, but he is not a voting member.

Retirement Plan
---------------

         Each Named Executive Officer is covered under the UDLP Salaried Employees' Retirement Plan (the "Pension Plan") and the UDLP Excess Pension Plan (the "Excess Plan") described below. The following table shows the estimated annual pension benefits under such plans for the specified compensation and years of service.

         A portion of the retirement benefits for service prior to 1986, computed under the Pension Plan, is payable from annuity contracts maintained by Aetna Life Insurance Company.

Pension Plan Table
------------------

              Estimated Annual Retirement Benefits
                                For years of Service Indicated
              ------------------------------------------------------------------
  Final
  Average
 Earnings      15 Years      20 Years      25 Years      30 Years      35 Years
----------    ----------    ----------    ----------    ----------    ----------

 $ 150,000      $ 31,270      $ 41,693      $ 52,117      $ 62,540      $ 72,963
   250,000        53,770        71,693        89,617       107,540       125,463
   350,000        76,270       101,693       127,117       152,540       177,963
   450,000        98,770       131,693       164,617       197,540       230,463
   550,000       121,270       161,693       202,117       242,540       282,963
   650,000       143,770       191,693       239,617       287,540       335,463
   900,000       200,020       266,693       333,367       400,040       466,713

     Compensation included in the final average earnings for the pension benefit computation includes base annual salary and annual bonuses, but excludes payments for most other compensation. Unreduced retirement pension benefits are calculated pursuant to the Pension Plan's benefit formula as an individual life annuity payable at age 65. Benefits may also be payable as a joint and survivor annuity or a level income option. Final average earnings in the above table means the average of covered remuneration for the highest 60 consecutive calendar months out of the 120 calendar months immediately preceding retirement. Benefits applicable to a number of years of service or final average earnings different from those in the above table are equal to the sum of (A) 1 percent of allowable Social Security Covered Compensation ($33,066) for a participant retiring at age 65 in 1999 times years of credited service and (B) 1.5 percent of the difference between final average earnings and allowable Social Security Covered Compensation times years of credited service. ERISA limits the annual benefits that may be paid from a tax-qualified retirement plan. Accordingly, as permitted by ERISA, the Company has adopted the excess plan to maintain total benefits upon retirement at the levels shown in the table. Messrs. Rabaut, Woglom, Strader, Raborn, and Roberts currently have 23, 27, 20, 23 and 33 years of service under the Pension Plan, respectively.

     The Company also maintains the Supplemental Thrift and Savings Plan designed to provide select employees a benefit equal to the benefit the participant would receive under the 401(k) plan if the Code and such plan did not require the exclusion of compensation above a certain level. All Named Executive Officers are eligible to participate in the Supplemental Thrift and Savings Plan.

Severance Arrangements
----------------------

     In 1999, the Company entered into executive compensation agreements with certain management employees. These agreements generally provide that in the event the executive's employment is terminated by the company other than for "cause" or by the executive with "good reason" (each as defined therein), including an acquisition or merger, the executive will be entitled to (i) a payment equal to a multiple (ranging from one to three) of the executive's base pay and target bonus; (ii) Company-paid outplacement services; and (iii) the right to continue to participate in the Company's health, life and accidental death and dismemberment and long-term disability benefits plan for one year to three years at the rates in effect for active employees.

     The Company also maintains a severance plan that generally covers most salaried and non-union hourly employees, and provides severance payments in the event of the employee's involuntary termination of employment due to a reduction in force. Severance payments are calculated as a percentage (up to 100% maximum) of base pay.

Stock Option Plan
-----------------

     The Company adopted an option plan for key employees (including the Named Executive Officers) of the Company, pursuant to which options to purchase an aggregate of approximately 8% of the Company's fully-diluted common stock at the Closing Date were granted, subject to vesting requirements based on performance and/or length of service after the options were granted. None of the Named Executive Officers received option grants in 2000.

                      AGGREGATED OPTIONS EXERCISED IN 2000
                      ------------------------------------

     Shown below is information with respect to options to purchase the Company's common stock awarded to the Named Executive Officers and the value and number of unexercised options held at December 31, 2000 by such Named Executive Officers.

                                  Aggregated Options Exercised in 2000
                                     And Option Values at 12/31/00
---------------------------------------------------------------------------------------------------
                       Shares                  Number of Securities
                    Acquired on     Value     Underlying Unexercised        Value of Unexercised
     Name             Exercise    Realized          Underlying                     Options *
     ----          ------------- ---------- --------------------------   --------------------------
                                            Exercisable  Unexercisable   Exercisable  Unexercisable
                                            -----------  -------------   -----------  -------------
  TW Rabaut ......       0            0        90,000       110,000       $2,250,000    $2,750,000

  PC Woglom ......       0            0        50,000        50,000       $1,250,000    $1,250,000

  FM Strader .....       0            0        50,000        50,000       $1,250,000    $1,250,000

  F Raborn .......       0            0        50,000        50,000       $1,250,000    $1,250,000

  AL Roberts .....       0            0        32,500        32,500       $  812,500    $  812,500




* The value of the unexercised options is based on an internal valuation prepared by the Company in 2000 of $25 per share.

Item 12: Principal Stockholders

     The following table sets forth certain information regarding the beneficial ownership of the common stock of the Company by each person known by the Company to be the owner of 5% or more of the common stock of the Company, by each person who is a Director or Named Executive Officer of the Company and by all Directors and Executive Officers of the Company as a group:


                                                               Percentage of All
                Beneficial Owner/(1)/               Number of      Outstanding
                                                       Shares        Shares
       TCG Holdings, L.L.C./(2)(3)/ .............  17,300,000          96%
       William E. Conway, Jr./(3)(5)/ ...........     100,000           *
       Allan M. Holt/(3)(5)/ ....................      25,000           *
       Peter J. Clare/(3)(5)/ ...................      20,000           *
       Frank C. Carlucci/(3)(5)/ ................      20,000           *
       Robert M. Kimmitt/(4)/ ...................       5,000           *
       J. H. Binford Peay, III/(4)/ .............           -           *
       John M. Shalikashvili/(4)/ ...............           -           *
       Thomas W. Rabaut/(4)/ ....................      10,000           *
       Francis Raborn/(4)/ ......................      75,000           *
       David V. Kolovat/(4)/ ....................      31,428           *
       Arthur L. Roberts/(4)/ ...................      34,000           *
       Frederick M. Strader/(4)/ ................      20,000           *
       Dennis A. Wagner, III/(4)/ ...............       5,000           *
       Peter C. Woglom/(4)/ .....................      10,000           *
       All Directors and Executive
          Officers as a Group/(14)/ .............     355,428           2%



----------
(1) Beneficial ownership is determined in accordance with the rules of the SEC. Except as otherwise indicated, each beneficial owner has the sole power to vote, as applicable, and to dispose of all Units owned by such beneficial owner.

(2) Carlyle Partners II, L.P., a Delaware limited partnership, Carlyle Partners III, L.P., a Delaware limited partnership, Carlyle International Partners II, L.P., a Cayman Islands limited partnership, Carlyle International Partners III, L.P., a Cayman Islands limited partnership, and certain additional partnerships formed by Carlyle (collectively, the "Investment Partnerships") and certain investors with respect to which TC Group, L.L.C. or an affiliate exercises investment discretion and management constitute all of the members of Iron Horse. TC Group, L.L.C. is the sole general partner of the Investment Partnerships, and TCG Holdings, L.L.C., a Delaware limited liability company, is the sole managing member of TC Group, L.L.C. William E. Conway, Jr., Daniel A.D'Aniello, and David M. Rubenstein, as the managing members of TCG Holdings, L.L.C. may be deemed to share beneficial ownership of the shares shown as beneficially owned by TCG Holdings, L.L.C. Such persons disclaim such beneficial ownership.

(3) The address of such person is c/o The Carlyle Group, 1001 Pennsylvania Avenue, NW, Washington, DC 20004.

(4) The address of such person is c/o United Defense Industries, Inc., 1525 Wilson Boulevard, Suite 700, Arlington, Virginia 22209-2411.

(5) Individual also owns an interest in Iron Horse through Carlyle - UDLP Partners, L.P.

*Denotes less than 1% beneficial ownership.

ITEM 13.   Certain Transactions

     Concurrently with the closing of the acquisition, the Company entered into a management agreement (the "Management Agreement") with TCG Holdings, L.L.C. (or another affiliate of Carlyle) for certain management and financial advisory services and oversight to be provided to the Company and its subsidiaries. The Management Agreement provides for the payment to Carlyle of an annual management fee of $2.0 million

ITEM 14. Exhibits and Financial Data Schedule

(a)      The index of the financial statements has been included with Item 8.
(b)      Reports on Form 8-K filed in the third quarter of 2000.
                           None.
(c)      Index of Exhibits.


                                  EXHIBIT INDEX

Exhibit                                 Description
Number                                  -----------
------

         +2.1 Purchase Agreement dated as of August 25, 1997 among FMC Corporation, Harsco Corporation, Harsco UDLP Corporation and Iron Horse Acquisition Corp. (a copy of the schedules to this agreement will be furnished supplementally upon request of the Commission).
        ++2.2 Supplemental Agreement No. 1 to Purchase Agreement dated as of August 25, 1997 among FMC Corporation, Harsco Corporation, Harsco UDLP Corporation and Iron Horse Acquisition Corp.
        +3.1a Certificate of Incorporation of Iron Horse Acquisition Corp. (n/k/a) United Defense Industries, Inc.
        +3.1b Certificate of Amendment of Certificate of Incorporation Before Payment of Any Part of the Capital of Iron Horse Acquisition Corp. (n/k/a United Defense Industries, Inc.)
        +3.1c Certificate of Amendment of the Certificate of Incorporation of United Defense Industries, Inc.
     ++++3.1d Certificate of Amendment of the Certificate of Incorporation of United Defense Industries, Inc.
         +3.2  By-laws of United Defense Industries, Inc.
         +3.3  Certificate of Incorporation of UDLP Holdings Corp.
         +3.4  By-laws of UDLP Holdings Corp.
         +3.5 Amended and Restated Agreement of Limited Partnership of United Defense, L.P.
         +3.6 Certificate of Amendment to Certificate of Limited Partnership of United Defense, L.P.
         +3.7  Certificate of Formation of Iron Horse Investors, L.L.C.
         +3.8  Limited Liability Company Agreement of Iron Horse Investors,
               L.L.C.
         +4.1 Indenture dated as of October 6, 1997 among United Defense Industries, Inc., United Defense, L.P., UDLP Holdings Corp. and Norwest Bank Minnesota, National Association
         +4.2 Specimen Certificate of 83 3/4% Senior Subordinated Notes due 2007 (included in Exhibit 4.1 hereto)
         +4.3 Purchase Agreement dated October 1, 1997 among United Defense Industries, Inc., UDLP Holdings Corp., Iron Horse Investors, L.L.C., United Defense, L.P., Lehman Brothers Inc., BT Alex. Brown Incorporated and Chase Securities Inc.
         +4.4 Registration Rights Agreement dated as of October 6, 1997 among United Defense Industries, Inc., United Defense, L.P., UDLP Holdings Corp., Iron Horse Investors, L.L.C., Lehman Brothers Inc., BT Alex. Brown Incorporated and Chase Securities Inc.
        ++4.5 Credit Agreement dated as of October 6, 1997 among Iron Horse Investors, L.L.C., United Defense Industries, Inc., various lending institutions party thereto, Citicorp USA, Inc. and Lehman Commercial Paper Inc. as Documentation Agents, and Bankers Trust Company as Administrative Agent and as Syndication Agent
      ++++4.7 Form of Stockholders Agreement, by and among Iron Horse Investors, L.L.C., United Defense Industries, Inc. and each other holder of Common Stock.
      ++++4.8 Stockholders Agreement, dated as of July 22, 1998, by and between Iron Horse Investors, L.L.C., United Defense Industries, Inc., the UDLP Non-Qualified Trust and United Defense, L.P.

      ++++4.9 UDLP Amended and Restated Supplemental Retirement and Savings Plan. (1)
     ++++4.10  United Defense Stock Option Plan. (1)
     ++++4.11  Form of Option Contract. (1)
     ++++4.12  United Defense Industries, Inc. Equity Purchase Plan. (1)
       ++10.1 Lease Agreement dated as of June 1, 1994 among Calhoun Economic Development Council and United Defense, L.P.
        *10.2 Facilities use agreement number M67004-99-C0022 dated April 12, 1999 among United Defense, L.P. and the Marine Corps Logistics Base, Albany, Georgia for the use of the government owned property located at Building 1121, Bay 4 and rail sidings, and associated maintenance service agreement.
       ++10.3 Sub-Lease Agreement among the Louisville/Jefferson County Development Authority, Inc. and United Defense, L.P., as amended by that certain First Amendment to Sublease of Real and Personal Property Agreement among the Louisville/Jefferson County Development Authority, Inc. and United Defense, L.P.
       ++10.4 Facilities contract number N00024-93-E-8521, dated November 16, 1992 among United Defense, L.P., Armament Systems Divisions and the U.S. Government Naval Sea Systems Command for the use of the government owned facility located at 4800 East River Road, Minneapolis, MN 55459.
       ++10.5 Lease Agreement dated January 22, 1996 among Lewis F. Holmes III and United Defense, L.P.
       ++10.6 Lease Agreement dated November 1, 1993 among Brier Hill Steel Company, Inc. and Harsco Corporation, as amended by that certain Lease Novation Agreement among Harsco Corporation, Brier Hill Steel Company, Inc. and United Defense, L.P. and by that certain Lease Modification dated June 17, 1996 among United Defense, L.P. and Brier Hill Steel Company, Inc.
        *10.7 Lease Agreements dated April 1999 among ATP Associates L.P. and United Defense L.P. (Buildings A and C).
       +10.11 Transition Services Agreement dated as of October 6, 1997 among FMC Corporation, United Defense, L.P. and United Defense Industries, Inc.
       +10.12 Technology and Environmental Services Agreement dated as of October 6, 1997 among FMC Corporation and United Defense Industries, Inc.
       +10.13 Amended and Restated Lease Agreement dated as of October 6, 1997 among FMC Corporation and United Defense, L.P.
       +10.14 Amended and Restated Harsco Intellectual Property Agreement dated as of October 6, 1997 among Harsco Corporation and United Defense, L.P.
       +10.15 Amended and Restated FMC Intellectual Property Agreement dated as of October 6, 1997 among FMC Corporation and United Defense, L.P.
       +10.16 Management Agreement dated October 6, 1997 among United Defense Industries, Inc., United Defense, L.P. and TC Group Management, L.L.C.
     +++10.17 Professional Service Agreement with J.H. Binford Peay, III. +++10.18 Professional Service Agreement with John M. Shalikashvili.
   +++++10.19  Professional Service Agreement with Robert M. Kimmitt.
      **10.20  Executive Compensation Agreement with Thomas W. Rabaut.
      **10.22 Executive Compensation Agreement with Frederick M. Strader. **10.23 Executive Compensation Agreement with Peter C. Woglom.
      **10.24  Executive Compensation Agreement with David V. Kolovat.
      **10.25  Executive Compensation Agreement with Francis Raborn.
      **10.26 Executive Compensation Agreement with Dennis A. Wagner, III. ***21.1 Subsidiaries of United Defense Industries, Inc.
        *23.1  Consent of Ernst & Young LLP, Independent Auditors

            *  Filed herewith
           ** Incorporated by reference to the identical exhibit number in the Company's Report on Form 10-Q for
          ***  Previously filed herewith
               the quarter ended June 30, 1999
           + Incorporated by reference to the identical exhibit number in the Company's Registration Statement on Form S-4 (333-43619) filed with the Securities and Exchange Commission on December 22, 1997.
          ++ Incorporated by reference to the identical exhibit number in the Company's Amendment No. 1 to Form S-4 (333-43619) filed with the Securities and Exchange Commission February 6, 1998.
         +++ Incorporated by reference to exhibits to the Company's Report on Form 10-Q for the quarter ended June 30, 1998.
        ++++ Incorporated by reference to the identical exhibit number in the Company's Registration Statement on Form S-8 (333-60207) filed with the Securities and Exchange Commission on July 30, 1998.
       +++++ Incorporated by reference to the identical exhibit number in the Company's Report on Form 10-K for the year ended December 31, 1998.





(d) Financial Statement Schedules


         Report of Ernst & Young LLP, Independent Auditors on Schedule

Board of Directors
United Defense Industries, Inc.

We have audited the consolidated financial statements of United Defense Industries, Inc. (a subsidiary of Iron Horse Investors, L.L.C.) and subsidiaries as of December 31, 1999 and 2000, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 1, 2001. Our audits also included the financial statement schedule listed in Item 14(d) of this Annual Report. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

February 1, 2001
McLean, VA

The following schedule shows information on our valuation and qualifying accounts:



                                                                   Additions
                                                             -----------------------
                                                 Balance at  Charged to   Charged to            Balance at
                                                Beginning of   Costs &      Other   Deductions/   End of
Description                                        Period      Expenses   Accounts    Payments    Period
-----------                                        ------      --------   --------    --------    ------
Year Ended December 31, 1998:
  Reserve for remediation and compliance costs     $12,930     $    --       $--      $    --    $12,930
  Restructuring reserve                                 --      36,200        --       27,500      8,700
  Litigation reserve                                    --          --        --           --         --
  Allowance for doubtful accounts                      153       1,197        --           23      1,327
                                                   -------     -------       ---      -------    -------
    Total                                          $13,083     $37,397       $--      $27,523    $22,957
                                                   =======     =======       ===      =======    =======

Year Ended December 31, 1999:
  Reserve for remediation and compliance costs     $12,930     $   170       $--      $    --    $13,100
  Restructuring reserve                              8,700          --        --        7,100      1,600
  Litigation reserve                                    --       5,100        --           --      5,100
  Allowance for doubtful accounts                    1,327         677        --        1,177        827
                                                   -------     -------       ---      -------    -------
    Total                                          $22,957     $ 5,947       $--      $ 8,277    $20,627
                                                   =======     =======       ===      =======    =======

Year Ended December 31, 2000:
  Reserve for remediation and compliance costs     $13,100     $ 1,155       $--      $    --    $14,255
  Restructuring reserve                              1,600          --        --          500      1,100
  Litigation reserve                                 5,100       3,000        --        1,854      6,246
  Allowance for doubtful accounts                      827         274        --           38      1,063
                                                   -------     -------       ---      -------    -------
    Total                                          $20,627     $ 4,429       $--      $ 2,392    $22,664
                                                   =======     =======       ===      =======    =======

Remaining schedules have been omitted because the information required to be shown in the schedules is not applicable or is included elsewhere in our financial statements or accompanying notes.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant and each Co-Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                By: /s/ Francis Raborn
                                    -----------------------
                                    Francis Raborn
                                    Chief Financial Officer and Principal
                                    Financial and Accounting Officer of the
                                    Registrant and each Co-Registrant

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and each Co-Registrant in the capacities and on the dates indicated.

          Name                                  Title                                 Date
          ----                                  -----                                 ----
/s/ Thomas W. Rabaut                 President, Chief Executive                 December 10, 2001
---------------------------------
  Thomas W. Rabaut                      Officer and Director of United
                                        Defense Industries, Inc. ("UDI")
                                        and UDLP Holdings Corp.
                                        (for UDLP Holdings Corp.
                                        itself and as the corporate
                                        general partner of United
                                        Defense, L.P.)

/s/ Francis Raborn                   Director of UDI and UDLP                   December 10, 2001
---------------------------------
  Francis Raborn                        Holdings Corp. (for UDLP
                                        Holdings Corp. itself and as
                                        the corporate general
                                        partner of United Defense, L.P.)

/s/ William E. Conway, Jr.           Chairman of the Board of UDI               December 10, 2001
---------------------------------
  William E. Conway, Jr.

/s/ Frank C. Carlucci                Director of UDI                            December 10, 2001
---------------------------------
  Frank C. Carlucci

/s/ Peter J. Clare                   Director of UDI
---------------------------------
  Peter J. Clare                                                                December 10, 2001

/s/ Allan M. Holt                    Director of UDI and Chairman               December 10, 2001
---------------------------------
  Allan M. Holt                      of Iron Horse Investors, L.L.C.

/s/ Robert M. Kimmitt                Director of UDI                            December 10, 2001
---------------------------------
  Robert M. Kimmitt

/s/ John M. Shalikashvili            Director of UDI                            December 10, 2001
---------------------------------
    John M. Shalikashvili

/s/ J. H. Binford Peay, III          Director of UDI                            December 10, 2001
---------------------------------
  J.H. Binford Peay, III

/s/ David V. Kolovat                 Director of UDLP                           December 10, 2001
---------------------------------
David V. Kolovat                     Holdings Corp. (for UDLP
                                     Holdings Corp. itself and as
                                     the corporate general partner
                                     of United Defense, L.P.)

/s/ Robert N. Sankovich              Director of UDLP                           December 10, 2001
---------------------------------
  Robert N. Sankovich                Holdings Corp. (for UDLP
                                     Holdings Corp. itself and as
                                     the corporate general partner
                                     of United Defense, L.P.)