Form 10-Q/A
period 2001-03-31
UNITED DEFENSE LP; UDLP HOLDINGS CORP; IRON HORSE INVESTORS LLC; UNITED DEFENSE INDUSTRIES INC
filed 2001-12-13
CIK 1052973, 1052972, 1052971, 1051719

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                ______________

                                  FORM 10-Q/A

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2001                  Commission File No. 333-43619

                        UNITED DEFENSE INDUSTRIES, INC.
              (Exact Name of Registrant as Specified in Charter)

                   Delaware                                52-2059782
        (State or jurisdiction of                      (I.R.S. employer
      incorporation or organization)                Identification number)

                         Guarantors and Co-registrants

      Iron Horse Investors, L.L.C.                    Delaware 52-2059783
      UDLP Holdings Corp.                             Delaware 52-2059780
      United Defense, L.P.                            Delaware 54-1693796

                                ______________

                       1525 Wilson Boulevard, Suite 700
                              Arlington, VA 22209
                                (703) 312-6100

        (Address and telephone number of principal executive offices of each registrant and co-registrant)
       Registrant's telephone number, including area code (703) 312-6100

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [_].

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 1, 2001:

                                                                          No. of        Par
                                                                          Shares       Value
                                                                        ----------    -------
United Defense Industries, Inc.....................................     18,101,667    $ 0.01
Iron Horse Investors, L.L.C........................................         -none-
UDLP Holdings Corp.................................................          1,000    $ 0.01
United Defense, L.P................................................         -none-

================================================================================

                         IRON HORSE INVESTORS, L.L.C.
                        UNITED DEFENSE INDUSTRIES, INC.

Amendment
---------

   This amendment report on Form 10-Q provides restated financial information as described in Note 2 to the consolidated financial statements.




                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION                                            PAGE
------------------------------                                            ----
Item 1 - Unaudited Consolidated Financial Statements -
            Iron Horse Investors, L.L.C.

         Unaudited Consolidated Balance Sheets as of December 31,
            2000 and March 31, 2001                                          1

         Unaudited Consolidated Statements of Operations for the
            Three Months Ended March 31, 2000 and 2001                       2

         Unaudited Consolidated Statement of Members' Capital
            for the Three Months Ended March 31, 2001                        3

         Unaudited Consolidated Statements of Cash Flows
            for the Three Months Ended March 31, 2000 and 2001               4

         Notes to Unaudited Consolidated Financial Statements              5-6

         Unaudited Consolidated Financial Statements -
            United Defense Industries, Inc.

         Unaudited Consolidated Balance Sheets as of
            December 31, 2000 and March 31, 2001                             7

         Unaudited Consolidated Statements of Operations for the
            Three Months Ended March 31, 2000 and 2001                       8

         Unaudited Consolidated Statement of Stockholders' Equity
            for the Three Months Ended March 31, 2001                        9

         Unaudited Consolidated Statements of Cash Flows
            for the Three Months Ended March 31, 2000 and 2001              10

         Notes to Unaudited Consolidated Financial Statements            11-16

Item 2 - Management's Discussion and Analysis of the Results
            of Operations and Financial Condition                        17-21

Item 3 - Quantitative and Qualitative Disclosures about
            Market Risk                                                     22

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

SIGNATURE
---------

                         Iron Horse Investors, L.L.C.
                     Unaudited Consolidated Balance Sheets

                                (In thousands)

Assets                                                          December 31, 2000            March 31, 2001
                                                             ----------------------------------------------
Current assets:
     Cash and marketable securities                             $        113,357           $         62,196
     Trade receivables                                                   109,705                    111,134
     Inventories                                                         259,238                    287,718
     Other current assets                                                 13,083                     13,401

                                                             ----------------------------------------------
  Total current assets                                                   495,383                    474,449

Property, plant and equipment, net                                        80,775                     76,718

Intangible assets, net                                                   162,340                    151,481
Prepaid pension and postretirement benefit cost                          123,100                    123,687
Restricted cash                                                           23,528                     21,804
Other assets                                                              11,930                      9,527

                                                             ----------------------------------------------

Total assets                                                    $        897,056           $        857,666
                                                             ==============================================

Liabilities and Capital
Current liabilities:
     Current portion of long-term debt                          $         23,086           $         11,543
     Accounts payable, trade and other                                    86,117                     63,751
     Advanced payments                                                   342,394                    363,215
     Accrued and other liabilities                                       104,168                     95,761

                                                             ----------------------------------------------
     Total current liabilities                                           555,765                    534,270

Long-term liabilities:
    Accrued pension and postretirement benefit cost                       28,515                     26,768
    Long-term debt net of current portion                                246,491                    223,220
    Other liabilities                                                     23,148                     28,513

                                                             ----------------------------------------------
Total liabilities                                                        853,919                    812,771

Minority interest                                                          4,604                      4,813

Commitments and contingencies  (Note 3)
Members' capital                                                          38,533                     40,082
                                                             ----------------------------------------------

Total liabilities and members' capital                          $        897,056           $        857,666
                                                             ==============================================

See accompanying notes. Amounts are as restated (Note 2).

                         Iron Horse Investors, L.L.C.
                Unaudited Consolidated Statements of Operations

                                (In thousands)

                                                                 Three months          Three months
                                                                    ended                 ended
                                                                March 31, 2000        March 31, 2001
                                                             ---------------------------------------
Revenue:
    Sales                                                        $     266,894         $     292,080

Costs and expenses:
    Cost of sales                                                      215,056               231,193
    Selling, general and
     administrative expenses                                            41,746                42,228
    Research and development                                             3,663                 4,367
                                                             ---------------------------------------
       Total expenses                                                  260,465               277,788

Income from operations                                                   6,429                14,292

Other income (expense):
    Earnings related to investments
      in foreign affiliates                                                (55)                  654
    Interest income                                                      1,081                 1,671
    Interest expense                                                    (8,110)               (6,194)
                                                             ---------------------------------------
Total other expense                                                     (7,084)               (3,869)
                                                             ---------------------------------------
(Loss)income before income taxes and minority interest                    (655)               10,423
Provision for income taxes                                                 575                 5,293
                                                             ---------------------------------------
(Loss)income before minority interest                                   (1,230)                5,130
Minority interest                                                           31                  (209)
                                                             ---------------------------------------
Net (loss)income                                                 $      (1,199)        $       4,921
                                                             =======================================

See accompanying notes. Amounts are as restated (Note 2).

                         Iron Horse Investors, L.L.C.
                       Unaudited Consolidated Statements
                              of Members' Capital

                                (In thousands)

                                                               Amount
                                                            ------------

Balance, December 31, 2000                                  $     38,533
Net foreign currency translation adjustment                       (1,512)
Cumulative effect of change in
    accounting principle- foreign currency hedges                   (951)
Change in fair value of foreign currency hedges                     (909)
Net income for the three months ended March 31, 2001               4,921
                                                            ------------
Total comprehensive income                                         1,549
                                                            ------------
Balance, March 31, 2001                                     $     40,082
                                                            ============

See accompanying notes. Amounts are as restated (Note 2).

                         Iron Horse Investors, L.L.C.
                Unaudited Consolidated Statements of Cash Flows

                                (In thousands)

                                                         Three months                      Three months
                                                            ended                             ended
                                                        March 31, 2000                    March 31, 2001
                                                      ----------------------------------------------------
Operating activities
Net (loss)income                                         $   (1,199)                       $    4,921
Adjustments to reconcile net (loss)income to cash
 provided by operating activities:
 Depreciation                                                 6,337                             5,117
 Amortization                                                17,029                            17,952
 Minority interest                                              (31)                              209
Changes in assets and liabilities:
 Trade receivables                                           (9,874)                           (1,429)
 Inventories                                                 (5,546)                          (28,480)
 Other assets                                                 1,126                             2,935
 Prepaid pension and postretirement benefit cost             (1,681)                             (587)
 Accounts payable, trade and other                          (16,284)                          (22,366)
 Advanced payments                                            6,556                            20,821
 Accrued and other liabilities                                1,184                           (12,292)
 Accrued pension and postretirement benefit cost                120                            (1,747)
                                                      ----------------------------------------------------
Cash used in operating activities                            (2,263)                          (14,946)
                                                      ----------------------------------------------------

Investing activities
 Capital spending                                            (2,919)                           (1,769)
 Disposal of property, plant and equipment                      101                               156
 Purchase of Barnes & Reinecke, net of $1.2 million
  cash acquired                                              (1,602)                                -
                                                      ----------------------------------------------------
Cash used in investing activities                            (4,420)                           (1,613)
                                                      ----------------------------------------------------
Financing activities
 Payments on long-term debt                                 (35,824)                          (34,814)
                                                      ----------------------------------------------------
Cash used in financing activities                           (35,824)                          (34,814)

Effect of exchange rate changes on cash and marketable
 securities                                                       -                               212

Decrease in cash and marketable securities                  (42,507)                          (51,161)
Cash and marketable securities, beginning of period          94,325                           113,357
                                                      ----------------------------------------------------
Cash and marketable securities, end of period            $   51,818                        $   62,196
                                                      ====================================================

See accompanying notes. Amounts are as restated (Note 2).

                         Iron Horse Investors, L.L.C.

             Notes to Unaudited Consolidated Financial Statements

                                March 31, 2001


1.  Basis of Presentation

The financial information presented as of any other date than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of Iron Horse Investors, L.L.C. (the "Company"), but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly the Company's financial position as of March 31, 2001, and the results of its operations and cash flows for the periods ended March 31, 2001 and 2000. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000.

2.  Reclassifications and Restatement

     The Company's previously reported financial statements for 1998 through 2001 have been restated to account for the Company's investment in a Turkish joint venture under the equity method.

     The impact on operating results was as follows (in thousands):

                                                     Three Months Ended
                                                          March 31,
          --------------------------------------------------------------
          (Decrease)  increase                      2000          2001
          --------------------------------------------------------------
          Earnings related to investments in       $ (901)      $(5,040)
          foreign affiliates
          --------------------------------------------------------------
          Net (loss) income                          (470)       (3,560)
          --------------------------------------------------------------

     This change also resulted in certain reclassifications on the balance sheet and income statement. The Company had previously separately reported intangible assets related to the investment and an accrual related to a potential offset obligation, which are now included in the investment account within other assets on the balance sheet. On the income statement, certain amortization costs included in selling, general and administrative expenses related to the investment were reclassified to earnings related to investments in foreign affiliates.

3.   Commitments and Contingencies

     United Defense Industries, Inc. has been a defendant in U.S. ex rel. Seman
                                                             ------------------
and Shukla v. United Defense, FMC Corp., and Harsco Corp., an action filed
---------------------------------------------------------
against the Company and its prior owners on July 23, 1997 in the U.S. District Court for the District of Minnesota under the U.S. Civil False Claims Act. A complete settlement of such action was negotiated by the parties, and consented to by the U.S. Government, under which the Company is to pay a total of $6 million to settle the case, divided into installments payable over a three-year period. No finding of wrongdoing was made against the Company, and no other administrative or legal action is to be taken against the Company in respect of matters alleged in the case. On March 9, 2001, the settlement was approved by the court, and has accordingly become final.

4.   Change in Accounting Principle

          Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The statement requires that an entity recognize all derivatives as either assets or liabilities.

          The Company's subsidiary Bofors had forward exchange contracts with a notional contract value of $14.4 million at December 31, 2000. These contracts which were designated as cash flow hedges were entered into to hedge firm commitments related to purchases or sales denominated in foreign currencies. The fair value of the contracts was a liability of $0.95 million at December 31, 2000. The transition adjustment to implement this new standard on January 1, 2001, which is presented as a cumulative effect of change in accounting principle, and the subsequent change in market value of 0.9 million for the three months ended March 31, 2001 were charged to accumulated other comprehensive loss within members' capital.

5.   Investments in Affiliated Companies

          The Company's investment in 51% owned foreign joint ventures in Turkey and Saudi Arabia are accounted for by using the equity method because the Company does not control the joint ventures although it has the ability to exercise significant influence over their operating and financial policies. Equity in earnings from these investments was $(0.1) million and $0.7 million for the three months ended March 31, 2000 and 2001.

          The following table summarizes financial information for these joint ventures (in thousands):

                                              Three Months Ended
                                                   March 31,
          ----------------------------------------------------------
                                              2000            2001
          ----------------------------------------------------------
          Sales                              $28,879         $37,055
          ----------------------------------------------------------
          Cost of Sales                       23,505          21,728
          ----------------------------------------------------------
          Net income                            (102)          1,243
          ----------------------------------------------------------

                        United Defense Industries, Inc.
                     Unaudited Consolidated Balance Sheets

                                (In thousands)


Assets                                                           December 31, 2000                      March 31, 2001
                                                        ----------------------------------------------------------------
Current assets:
     Cash and marketable securities                                   $ 113,357                                $  62,196
     Trade receivables                                                  109,705                                  111,134
     Inventories                                                        259,238                                  287,718
     Other current assets                                                13,083                                   13,401
                                                        ----------------------------------------------------------------
  Total current assets                                                  495,383                                  474,449

Property, plant and equipment, net                                       80,775                                   76,718

Intangible assets, net                                                  162,340                                  151,481
Prepaid pension and postretirement benefit cost                         123,100                                  123,687
Restricted cash                                                          23,528                                   21,804
Other assets                                                             10,694                                    8,291
                                                        ----------------------------------------------------------------
Total assets                                                          $ 895,820                                $ 856,430
                                                        ================================================================

Liabilities and Equity
Current liabilities:
     Current portion of long-term debt                                $  23,086                                $  11,543
     Accounts payable, trade and other                                   86,117                                   63,751
     Advanced payments                                                  342,394                                  363,215
     Accrued and other liabilities                                      104,168                                   95,761
                                                        ----------------------------------------------------------------
     Total current liabilities                                          555,765                                  534,270

Long-term liabilities:
    Accrued pension and postretirement benefit cost                      28,515                                   26,768
    Long-term debt net of current portion                               246,491                                  223,220
    Other liabilities                                                    23,148                                   28,513
                                                        ----------------------------------------------------------------
Total liabilities                                                       853,919                                  812,771

Commitments and contingencies (Note 3)

Stockholders' Equity :
    Common Stock $.01 par value, 20,000,000 shares authorized;
     18,036,667 issued and outstanding
     at December 31, 2000 and March 31, 2001                                180                                      180
     Additional paid-in-capital                                         180,031                                  180,031
     Stockholders' loans                                                 (1,236)                                  (1,236)
     Retained deficit                                                  (137,074)                                (131,944)
     Accumulated other comprehensive loss                                     -                                   (3,372)
                                                        ----------------------------------------------------------------
     Total stockholders' equity                                          41,901                                   43,659
                                                        ----------------------------------------------------------------
Total liabilities and stockholders' equity                            $ 895,820                                $ 856,430
                                                        ================================================================

See accompanying notes. Amounts are as restated (Note 2).

                        United Defense Industries, Inc.
                Unaudited Consolidated Statements of Operations

                                (In thousands)

                                                                Three months                      Three months
                                                                    ended                            ended
                                                               March 31, 2000                    March 31, 2001
                                          --------------------------------------------------------------------------
Revenue:
     Sales                                                        $266,894                              $292,080

Costs and expenses:
     Cost of sales                                                 215,056                               231,193
     Selling, general and
      administrative expenses                                       41,746                                42,228
     Research and development                                        3,663                                 4,367
                                          --------------------------------------------------------------------------
          Total expenses                                           260,465                               277,788

Income from operations                                               6,429                                14,292

Other income (expense):
     Earnings related to investments
        in foreign affiliates                                          (55)                                  654
     Interest income                                                 1,081                                 1,671
     Interest expense                                               (8,110)                               (6,194)
                                          --------------------------------------------------------------------------
Total other expense                                                 (7,084)                               (3,869)
                                          --------------------------------------------------------------------------

(Loss) income before income taxes                                     (655)                               10,423
                                          --------------------------------------------------------------------------
Provision for income taxes                                             575                                 5,293
                                          --------------------------------------------------------------------------
Net (loss) income                                                 $ (1,230)                             $  5,130
                                          ==========================================================================

See accompanying notes. Amounts are as restated (Note 2).

                        United Defense Industries, Inc.
                       Unaudited Consolidated Statement
                            of Stockholders' Equity

                                (In thousands)

                                                                                Accumulated
                                                      Additional                   other
                                            Common      Paid-In    Retained     Comprehensive     Stockholders'
                                            Stock       Capital    Deficit          Loss             Loans           Total
                                      -------------------------------------------------------------------------------------------
Balance, December 31, 2000              $    180      $ 180,031     $(137,074)       $    --        $ (1,236)          $ 41,901

Net foreign currency translation
 adjustment                                   --             --            --         (1,512)             --             (1,512)

Cumulative effect of change in
   accounting principle-foreign
   currency hedges                            --             --            --           (951)             --               (951)

Change in fair value of foreign
   currency hedges                            --             --            --           (909)             --               (909)

Net income for the three months
   ended March 31, 2001                       --             --         5,130             --              --              5,130
                                                                                                                -----------------
Total comprehensive income                                                                                                1,758
                                      -------------------------------------------------------------------------------------------
Balance, March 31, 2001                 $    180      $ 180,031     $(131,944)       $(3,372)       $ (1,236)          $ 43,659
                                      ===========================================================================================

See accompanying notes. Amounts are as restated (Note 2).

                        United Defense Industries, Inc.
                Unaudited Consolidated Statements of Cash Flows

                                (In thousands)

                                                         Three month               Three month
                                                            ended                     ended
                                                       March 31, 2000            March 31, 2001
                                                      --------------------------------------------
Operating activities
Net (loss)income                                          $    (1,230)             $     5,130
Adjustments to reconcile net (loss)income to cash
  provided by operating activities:
  Depreciation                                                  6,337                    5,117
  Amortization                                                 17,029                   17,952
Changes in assets and liabilities:
  Trade receivables                                            (9,874)                  (1,429)
  Inventories                                                  (5,546)                 (28,480)
  Other assets                                                  1,126                    2,935
  Prepaid pension and postretirement benefit cost              (1,681)                    (587)
  Accounts  payable, trade and other                          (16,284)                 (22,366)
  Advanced payments                                             6,556                   20,821
  Accrued and   other liabilities                               1,184                  (12,292)
  Accrued  pension and postretirement benefit cost                120                   (1,747)
                                                          ------------------------------------
Cash used in operating activities                              (2,263)                 (14,946)
                                                          ------------------------------------
Investing activities
  Capital spending                                             (2,919)                  (1,769)
  Disposal of property, plant and equipment                       101                      156
  Purchase of Barnes & Reinecke, net of $1.2 million
    cash acquired                                              (1,602)                       -
                                                          ------------------------------------
Cash used in investing activities                              (4,420)                  (1,613)
                                                          ------------------------------------
Financing activities
  Payments on long-term debt                                  (35,824)                 (34,814)
                                                          ------------------------------------
Cash used in financing  activities                            (35,824)                 (34,814)

Effect of exchange rate changes on cash and marketable
  securities                                                        -                      212

Decrease in cash and  marketable  securities                  (42,507)                 (51,161)
Cash and marketable securities,  beginning of period           94,325                  113,357
                                                          ------------------------------------
Cash and  marketable securities,  end of period           $    51,818              $    62,196
                                                          ------------------------------------

See accompanying notes. Amounts are as restated (Note 2).

                        United Defense Industries, Inc.

             Notes to Unaudited Consolidated Financial Statements

                                March 31, 2001

1.   Basis of Presentation

     The financial information presented as of any other date than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of United Defense Industries, Inc. (the "Company"), but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly the Company's financial position as of March 31, 2001, and the results of its operations and cash flows for the periods ended March 31, 2001 and 2000. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000.

2.  Reclassifications and Restatement

     The Company's previously reported financial statements for 1998 through 2001 have been restated to account for the Company's investment in a Turkish joint venture under the equity method.

     The impact on operating results was as follows (in thousands):

                                                       Three Months Ended
                                                           March 31,
          ----------------------------------------------------------------
          Decrease)  increase                         2000            2001
          ----------------------------------------------------------------
          Earnings related to investments in         $(901)        $(5,040)
          foreign affiliates
          ----------------------------------------------------------------
          Net (loss) income                          $(470)        $(3,712)
          -----------------------------------------------------------------

     This change also resulted in certain reclassifications on the balance sheet and income statement. The Company had previously separately reported intangible assets related to the investment and an accrual related to a potential offset obligation, which are now included in the investment account within other assets on the balance sheet. On the income statement, certain amortization costs included in selling, general and administrative expenses related to the investment were reclassified to earnings related to investments in foreign affiliates.

3.   Commitments and Contingencies

     As described in the Company's Report on Form 10-K/A for the year ended December 31, 2000, the Company has been a defendant in U.S. ex rel. Seman and
                                                       ----------------------
Shukla
------

v. United Defense, FMC Corp., and Harsco Corp., an action filed against the
-----------------------------------------------
Company and its prior owners on July 23, 1997 in the U.S. District Court for the District of Minnesota under the U.S. Civil False Claims Act. A complete settlement of such action was negotiated by the parties, and consented to by the U.S. Government, under which the Company is to pay a total of $6 million to settle the case, divided into installments payable over a three-year period. No finding of wrongdoing was made against the Company, and no other administrative or legal action is to be taken against the Company in respect of matters alleged in the case. On March 9, 2001, the settlement was approved by the court, and has accordingly become final.

4.   Financial Information for Subsidiary Guarantors and non-Guarantors

     The outstanding loans under the senior credit facility and senior subordinated notes are general obligations of the Company and are jointly and severally guaranteed by the wholly owned subsidiary guarantors of the Company. Bofors is the only non-guarantor subsidiary of the Company.

     The following information presents an unaudited consolidating Balance Sheet, Statement of Operations and Statement of Cash Flows for the Three Months 2001.

                        United Defense Industries, Inc.
                     Unaudited Consolidating Balance Sheet
                             As of March 31, 2001
                                 (In millions)

                                                                                     Non-
                                                                      Subsidiary  Guarantor
                                                            Parent    Guarantors  Subsidiary   Eliminations   Consolidated
                                                          ----------------------------------------------------------------
Assets
Current assets:
     Cash and maketable securities                          $     -       $ 24.5      $ 37.7        $     -        $  62.2
     Trade receivables                                            -         96.4        14.7              -          111.1
     Inventories                                                  -        275.9        11.8              -          287.7
     Other current assets                                         -          6.4         7.0              -           13.4
                                                           ----------------------------------------------------------------
  Total current assets                                            -        403.2        71.2              -          474.4

Property, plant and equipment, net                                -         73.9         2.8              -           76.7

Intangible assets, net                                            -        147.9         3.6              -          151.5
Prepaid pension and postretirement benefit cost                   -        123.7           -              -          123.7
Restricted cash                                                   -            -        21.8              -           21.8
Due from subsidiary                                            19.9            -           -          (19.9)             -
Investments in and advances to  subsidiaries                  261.8            -           -         (261.8)             -
Other assets                                                      -          7.3         1.0              -            8.3
                                                          ----------------------------------------------------------------
Total assets                                                $ 281.7       $756.0      $100.4        $(281.7)       $ 856.4
                                                          ================================================================

Liabilities and Equity
Current liabilities:
     Current portion of long-term debt                      $  11.5       $    -      $    -        $     -        $  11.5
     Accounts payable, trade and other                            -         58.8         5.0              -           63.8
     Advanced payments                                            -        325.0        38.2              -          363.2
     Accrued and other liabilities                                -         85.4        10.3              -           95.7
                                                          ----------------------------------------------------------------
     Total current liabilities                                 11.5        469.2        53.5              -          534.2

Long-term liabilities:
    Due to parent                                                 -            -        19.9          (19.9)             -
    Accrued pension and postretirement benefit cost               -          5.6        21.2              -           26.8
    Long-term debt net of current portion                     223.2            -           -              -          223.2
    Other liabilities                                             -         22.0         6.5              -           28.5
                                                          ----------------------------------------------------------------
Total liabilities                                             234.7        496.8       101.1          (19.9)         812.7


    Common Stock                                                0.2            -           -              -            0.2
     Additional paid-in-capital                               180.0            -           -              -          180.0
     Stockholders' loans                                       (1.2)           -           -              -           (1.2)
     Retained earnings/(deficit)                             (132.0)       259.2         2.7         (261.8)        (131.9)
     Accumulated other comprehensive loss                                      -        (3.4)                         (3.4)
Stockholders' Equity                                           47.0        259.2        (0.7)        (261.8)          43.7
                                                          ----------------------------------------------------------------
Total liabilities and stockholders' equity                  $ 281.7       $756.0      $100.4        $(281.7)       $ 856.4
                                                          ================================================================

                        United Defense Industries, Inc.
                Unaudited Consolidating Statement of Operations
                     For the Quarter ended March 31, 2001

                                 (In millions)

                                                                       Non-
                                                        Subsidiary   Guarantor
                                             Parent     Guarantors  Subsidiary    Eliminations  Consolidated
                                           ------------------------------------------------------------------
Revenue:
     Sales                                    $   -       $260.9       $31.2         $    -         $292.1

Costs and expenses:
     Cost of sales                                -        205.9        25.3              -          231.2
     Selling, general and
     administrative expenses                      -         37.4         4.8              -           42.2
     Research and development                     -          3.4         1.0              -            4.4
                                              ------------------------------------------------------------
          Total expenses                          -        246.7        31.1              -          277.8

                                              ------------------------------------------------------------
Income(loss) from operations                      -         14.2         0.1              -           14.3

Other income (expense):
     Earnings related to investments
        in foreign affiliates and              16.3          0.7                      (16.3)           0.7
        subsidiaries
     Interest income                            0.4          0.7         1.0           (0.4)           1.7
     Interest expense                          (6.2)           -        (0.4)           0.4           (6.2)
                                              ------------------------------------------------------------

Total other income (expense)                   10.5          1.4         0.6          (16.3)          (3.8)
                                              ------------------------------------------------------------

Income(loss) before income taxes               10.5         15.6         0.7          (16.3)          10.5

Provision for income taxes                      5.3            -           -              -            5.3
                                              ------------------------------------------------------------

Net income(loss)                              $ 5.2       $ 15.6       $ 0.7         $(16.3)        $  5.2
                                              ============================================================

                        United Defense Industries, Inc.
           Unaudited Consolidating Condensed Statement of Cash Flows
                                March 31, 2001

                                 (In millions)

                                                                   Subsidiary   Guarantor
                                                          Parent   Guarantors   Subsidiary   Eliminations   Consolidated
                                                        ----------------------------------------------------------------
Cash (used in)provided by operating activities            $ 51.1       $  8.6       $(12.4)        $(62.2)        $(14.9)
                                                          --------------------------------------------------------------

Cash (used in)provided by investing activities             (16.3)        (1.8)         0.1           16.3           (1.7)
                                                          --------------------------------------------------------------
Cash (used in)provided by financing activities             (34.8)       (45.9)           -           45.9          (34.8)

Effect of exchange rate changes on cash and
    marketable securities                                                              0.2                           0.2

Net change in cash and marketable securities                   -        (39.1)       (12.1)             -          (51.2)

Cash and marketable securities, beginning of period            -         63.6         49.8              -          113.4
                                                          --------------------------------------------------------------

Cash and marketable securities, end of period             $    -       $ 24.5       $ 37.7         $    -         $ 62.2
                                                          ==============================================================

5.   Change in Accounting Principle

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

6.   Investments in Affiliated Companies

          The Company's investment in 51% owned foreign joint ventures in Turkey and Saudi Arabia are accounted for by using the equity method because the Company does not control the joint ventures although it has the ability to exercise significant influence over their operating and financial policies. Equity in earnings from these investments was $(0.1) million and $0.7 million for the three months ended March 31, 2000 and 2001.

          The following table summarizes financial information for these joint ventures (in thousands):

                                                Three Months Ended
                                                     March 31,
          -----------------------------------------------------------
                                                2000           2001
          -----------------------------------------------------------
          Sales                               $28,879         $37,055
          -----------------------------------------------------------
          Cost of Sales                        23,505          21,728
          -----------------------------------------------------------
          Net income                             (102)          1,243
          -----------------------------------------------------------

                         IRON HORSE INVESTORS, L.L.C.
                        UNITED DEFENSE INDUSTRIES, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                         ------------------------------------

             OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
             ----------------------------------------------------

                                March 31, 2001
                                --------------


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

     The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information, included elsewhere in this report, and with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000.

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

     United Defense Industries, Inc. is the only asset of Iron Horse. Accordingly, Management's Discussion and Analysis of the Results of Operations and Financial Condition is the same for both Iron Horse and United Defense Industries, Inc. The Company's subsidiary guarantors, UDLP Holdings Corp., UDLP and Barnes & Reinecke, Inc. ("BRI"), are directly or indirectly wholly owned by the Company and all such subsidiary guarantors have guaranteed the Company's 8 3/4% Senior Subordinated Notes on a full, unconditional, and joint and several basis. Accordingly, separate financial statements of those subsidiaries are not considered material or provided herein. Bofors Defence ("Bofors"), a Swedish company acquired by the Company in September, 2000, is a non-guarantor subsidiary. Note 4 to the consolidated financial statements of United Defense Industries, Inc. sets forth condensed consolidating Balance Sheets, Statement of Operations and Statement of Cash Flows for guarantor and non-guarantor subsidiaries as of March 31, 2001 and for the three months then ended.

Overview

     The Company is a supplier of tracked, armored combat vehicles and weapons delivery systems to the U.S. Department of Defense ("DoD") and a number of allied military forces worldwide. The Company's products include critical elements of the U.S. military's tactical force structure. The Company had a firm funded backlog of approximately $1.9 billion as of March 31, 2001, a substantial majority of which is derived from sole-source, prime contracts. Approximately 70% of the Company's sales for the first three months of 2001 were to the U.S. government, primarily to agencies of the DoD (excluding Foreign Military Sales), or through subcontracts with other government contractors.

     Interim Armored Vehicles. In October 1999 the U.S. Army embarked upon an initiative to create a so-called medium force, intended to be lighter and less heavily-armed than the Army's existing heavy divisions based on the M1 tank and Bradley Fighting Vehicle, but more lethal and survivable than lighter Army units such as the airborne forces. To equip the new units, known as Interim Brigade Combat Teams ("IBCT"), in April 2000 the Army commenced a solicitation for so-called Interim Armored Vehicles ("IAV"), emphasizing a thirty eight thousand pounds weight limit, rapid deployability using the Air Force's smallest air transports (C130 aircraft), and early fielding using off-the-shelf technology. United Defense participated in the competitive bidding for the IAVs, proposing the use of its tracked MTVL (stretched and upgraded M113) and M8 Armored Gun System vehicles (see Item 1. Description of Business in Company's Form 10-K report for 2000) at a total price of $1.9 billion. Certain competitors proposed wheeled vehicles for the IAV program. For military combat vehicles, there are substantial manufacturing, design, and engineering differences between wheeled and tracked vehicles, and the Company historically has not produced wheeled vehicles.

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

     On April 9, 2001, the GAO issued its decision, denying the Company's protest. The Company does not anticipate that it would pursue the protest in federal court, and accordingly believes that legal proceedings over the award are at an end. Beyond the initial increment of IAV funding provided by Congress in 2000, the program would require successive annual appropriations for each additional year in which the program were to be continued. The ongoing existence and/or scale of the IAV program is subject to significant uncertainties, including the Bush Administration's review of DoD missions, priorities, and programs (the "Administration Defense Review", also described under such heading in Item 7 in the Company's Form 10-K/A report for 2000). To the extent that the IAV program were to continue, further funding for it may adversely affect funding available for other Company programs, such as the Crusader artillery system and upgrades to the Bradley Fighting Vehicle fleet.

     Administration Defense Review. The eventual outcome of the Bush Administration's review of the Defense Department's principal missions, priorities, and programs is unknown. The Company understands that the review involves a number of panels of advisors, and that the recommendations of the various panels would in turn be drawn upon in formulating the Administration's ultimate position. Recent press reports indicate that some panel recommendations may include the cancellation or deferral of various DoD weapons programs, including certain programs in which the Company participates: the Crusader artillery system, the DD21 destroyer, and further upgrades to the Bradley Fighting Vehicle fleet. The Company is uncertain whether (i) any such panel recommendations will ultimately be made, (ii) any such recommendations, if made, would in turn be incorporated into the Administration's defense budgetary and legislative proposals, and (iii) any ensuing Congressional action would adopt, reject, or otherwise vary the Administration's proposals. If the final outcome of the foregoing process were to include any significant reduction, deferral, or cancellation of one or more substantial programs in which the Company participates, the Company's revenues and profits would be commensurately reduced, to the extent not offset by favorable developments elsewhere in the Company's business.

     There were no material changes to the Company's major programs from those described in the Company's Form 10-K/A report other than additional funding as new contracts are negotiated and awarded.

     For a more detailed description of the Company's business and principal operating programs, see the Form 10-K/A report for the year ended December 31, 2000.

Results of Operations

Three Months Ended March 31, 2001 ("Three Months 2001") Compared with Three Months Ended March 31, 2000 ("Three Months 2000").

     Revenue. Revenue in the Three Months 2001 was $292.1 million, an increase of 9.4% or $25.2 million from the Three Months 2000. The improvement in revenue was largely due to the sales generated by Bofors Defence ("Bofors"), which was acquired in September, 2000, higher billings for advanced gun systems, self-propelled howitzers and Turkish royalties. However, these increases were partially offset by lower shipments of Bradley vehicles and technical support and decreased billing for the Crusader program.

     Gross Profit. Gross profit for the Three Months 2001 of $60.9 million was higher by $9.0 million or 17.5% from the Three Months 2000. The gross profit percentage slightly improved by 1.4 percentage points to 20.8% for the Three Months 2001 from 19.4% for the Three Months 2000. Approximately half of the increase in gross profit was contributed by Bofors and the remaining positive variance was the result of contract profit adjustments primarily on the Crusader program.

     Selling, general and administrative expenses. Selling, general and administrative expenses of $42.2 million for the Three Months 2001 were slightly higher by $0.5 million from $41.7 million for Three Months 2000. The higher expenses were mostly due to spending at Bofors and increased amortization of intangibles related to acquisitions partially offset by lower costs for proposals and marketing activity.

     Research and development. Research and development costs were $4.4 million for the Three Months 2001 compared to $3.7 million for the Three Months 2000. The variance was primarily due to spending by Bofors.

     Earnings from foreign affiliates. Earnings from foreign affiliates were $0.7 million in the Three Months 2001, up by $0.8 million from loss of $0.1 million in the Three Months 2000. The increase was primarily due to $4.0 million of income representing our share of income recognized by our joint venture in Saudi Arabia due to a change in estimated contract costs and fees recorded by that joint venture, partially offset by our share of the increase in our Turkey joint venture's operating loss.

     Interest expense. Net interest expense for the Three Months 2001 was $4.5 million compared with $7.0 million for the Three Months 2000. The decline in interest expense is the result of lower debt levels and reduced interest rates.

     Provision for income taxes. Income taxes provided in the Three Months 2001 was $5.3 million compared with $0.6 million for the Three Months 2000. In the Three Months 2001 $3.6 million was related to Pennsylvania state taxes for prior years.

     Net (loss)income. As a result of the foregoing, there was a net income of $5.1 million in the Three Months 2001 compared with a net loss of $1.2 million in the Three Months 2000.

Liquidity

     Cash used in operating activities was $14.9 million for the Three Months 2001 and $2.3 million for the Three Months 2000. The net income adjusted for non-cash items was $33.2 million in the Three Months 2001, higher by $10.2 million than the Three Months 2000. The higher adjusted net income was adversely affected by increases in working capital necessary to fund the production of major contracts such as Bradley Fighting vehicles, amphibious assault vehicles for Korea and Italy and the Crusader program.

     Cash used for investing activities was $1.6 million during the Three Months 2001 compared to $4.4 million for the Three Months 2000. The reduced use of funds was the result of lower capital spending in 2001 and the purchase of Barnes & Reinecke, Inc. in 2000.

     Cash used for financing activities was applied to pay down debt of $34.8 million and $35.8 million in 2001 and 2000, respectively.

                         IRON HORSE INVESTORS, L.L.C.
                        UNITED DEFENSE INDUSTRIES, INC.

            ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                     ----------------------------------------------

                                  MARKET RISK
                                  -----------

                                March 31, 2001
                                --------------

     Forward Exchange Contracts. Bofors uses forward exchange contracts to reduce the effect of fluctuating currencies on short-term foreign currency-denominated transactions.

     The following table summarizes by major currency the contractual amounts of Bofors' forward exchange contracts and their termination market values.


                               Contractual       Termination
     Contractual Currency         Amount         Market Value
     ---------------------        ------         ------------

     British pound             USD  3.0          USD   3.3
     European euro             USD  1.5          USD   1.6
     US dollar                 USD (9.0)         USD (11.2)

     As a result of adopting SFAS No. 133, the net liability for the difference between the contractual amount and the termination market value is recorded as a current liability in the balance sheet.

                                    PART II
                                    -------

                               OTHER INFORMATION
                               -----------------

                                March 31, 2001


ITEM 1.  Legal Proceedings
         -----------------

         As described in the Company's Report on Form 10-K/A for the year ended December 31, 2000, the Company has been a defendant in U.S. ex rel. Seman and
                                                       ----------------------
Shukla v. United Defense, FMC Corp., and Harsco Corp., an action filed against
-----------------------------------------------------
the Company and its prior owners on July 23, 1997 in the U.S. District Court for the District of Minnesota under the U.S. Civil False Claims Act. A complete settlement of such action was negotiated by the parties, and consented to by the U.S. Government, under which the Company is to pay a total of $6 million to settle the case, divided into installments payable over a three-year period. No finding of wrongdoing was made against the Company, and no other administrative or legal action is to be taken against the Company in respect of matters alleged in the case. On March 9, 2001, the settlement was approved by the court, and has accordingly become final.

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



Dated: December 12, 2001