Form 10-Q/A
period 2001-06-30
UNITED DEFENSE LP; UDLP HOLDINGS CORP; IRON HORSE INVESTORS LLC; UNITED DEFENSE INDUSTRIES INC
filed 2001-12-13
CIK 1052973, 1052972, 1052971, 1051719

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

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


                                                No. of shares    Par Value
                                                -------------    ---------
     United Defense Industries, Inc..........     18,106,467       $0.01
     Iron Horse Investors, L.L.C.............       -NONE-
     UDLP Holdings Corp......................        1,000         $0.01
     United Defense, L.P.....................       -NONE-

================================================================================

                         IRON HORSE INVESTORS, L.L.C.
                        UNITED DEFENSE INDUSTRIES, INC.

Amendment
---------

   This amended report on Form 10-Q provides restated financial information as described in Note 2 to the consolidated financial statements.



                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION                                          PAGE
------------------------------                                          ----
Item 1 - Unaudited Consolidated Financial Statements -
           Iron Horse Investors, L.L.C.

         Unaudited Consolidated Balance Sheets as of December 31,
           2000 and June 30, 2001                                          1

         Unaudited Consolidated Statements of Operations for the
           Three Months and Six Months Ended June 30, 2000 and 2001        2

         Unaudited Consolidated Statement of Members' Capital
           for the Six Months Ended June 30, 2001                          3

         Unaudited Consolidated Statements of Cash Flows
           for the Six Months Ended June 30, 2000 and 2001                 4

         Notes to Unaudited Consolidated Financial Statements            5-6

         Unaudited Consolidated Financial Statements -
           United Defense Industries, Inc.

         Unaudited Consolidated Balance Sheets as of
           December 31, 2000 and June 30, 2001                             7

         Unaudited Consolidated Statements of Operations for the
           Three Months and Six Months Ended June 30, 2000 and 2001        8

         Unaudited Consolidated Statement of Stockholders' Equity
           for the Six Months Ended June 30, 2001                          9

         Unaudited Consolidated Statements of Cash Flows
           for the  Six Months Ended June 30, 2000 and 2001               10

         Notes to Unaudited Consolidated Financial Statements          11-15

Item 2 - Management's Discussion and Analysis of the Results
           of Operations and Financial Condition                       16-22

Item 3 - Quantitative and Qualitative Disclosures about
           Market Risk                                                    23

                         IRON HORSE INVESTORS, L.L.C.
                        UNITED DEFENSE INDUSTRIES, INC.

                                     INDEX
                                     -----

PART II - OTHER INFORMATION                                              PAGE
---------------------------                                              ----
Item 1 - Legal Proceedings                                                 24

Item 6 - Exhibits and Reports on Form 8-K                                  24

SIGNATURE                                                                  25
---------

                         Iron Horse Investors, L.L.C.
                          Consolidated Balance Sheets

                                (In thousands)


Assets                                                             December 31, 2000    June 30, 2001
                                                                -------------------------------------
Current assets:
     Cash and marketable securities                                 $       113,357      $     62,739
     Trade receivables                                                      109,705            83,993
     Inventories                                                            259,238           281,405
     Other current assets                                                    13,083            17,956
                                                                -------------------------------------
  Total current assets                                                      495,383           446,093

Property, plant and equipment, net                                           80,775            77,229

Intangible assets, net                                                      162,340           142,087
Prepaid pension and postretirement benefit cost                             123,100           125,096
Restricted cash                                                              23,528            20,916
Other assets                                                                 11,930             5,396
                                                                -------------------------------------
Total assets                                                        $       897,056      $    816,817
                                                                =====================================

Liabilities and Capital
Current liabilities:
     Current portion of long-term debt                              $        23,086      $          -
     Accounts payable, trade and other                                       86,117            77,252
     Advanced payments                                                      342,394           352,933
     Accrued and other liabilities                                          104,168            91,728
                                                                -------------------------------------
     Total current liabilities                                              555,765           521,913

Long-term liabilities:
    Accrued pension and postretirement benefit cost                          28,515            26,332
    Long-term debt net of current portion                                   246,491           182,820
    Other liabilities                                                        23,148            25,680
                                                                -------------------------------------
Total liabilities                                                           853,919           756,745

Minority interest                                                             4,604             6,159

Commitments and contingencies

Members' capital                                                             38,533            53,913
                                                                -------------------------------------

Total liabilities and members' capital                              $       897,056      $    816,817
                                                                =====================================


See accompanying notes. Amounts are as restated (Note 2).

                         Iron Horse Investors, L.L.C.
                Unaudited Consolidated Statements of Operations

                                (In thousands)

                                                   Three months       Three months       Six months        Six months
                                                       ended              ended             ended             ended
                                                   June 30, 2000      June 30, 2001     June 30, 2000     June 30, 2001
                                               ------------------------------------   ---------------------------------
Revenue:
     Sales                                              $297,249           $346,728          $564,143          $638,808

Costs and expenses:
     Cost of sales                                       242,108            282,195           457,164           513,388
     Selling, general and
      administrative expenses                             46,152             36,323            87,899            78,551
     Research and development                              5,751              5,241             9,414             9,608
                                               ------------------------------------   ---------------------------------
          Total expenses                                 294,011            323,759           554,477           601,547

Income from operations                                     3,238             22,969             9,666            37,261

Other income (expense):
     Earnings related to investments
        in foreign affiliates                                152               (672)               97               (18)
     Interest income                                         653              1,076             1,734             2,747
     Interest expense                                     (7,195)            (6,286)          (15,305)          (12,480)
                                               ------------------------------------   ---------------------------------
Total other expense                                       (6,390)            (5,882)          (13,474)           (9,751)
                                               ------------------------------------   ---------------------------------
(Loss) income before income taxes and
     minority interest                                    (3,152)            17,087            (3,808)           27,510

Provision for income taxes                                 1,228              1,377             1,803             6,670
                                               ------------------------------------   ---------------------------------
(Loss) income before minority interest                    (4,380)            15,710            (5,611)           20,840

Minority interest                                            126               (696)              157              (905)
                                               ------------------------------------   ---------------------------------
Net (loss) income before extraordinary item               (4,254)            15,014            (5,454)           19,935
Extraordinary item - net gain from early
     extinguishment of bond debt                             680                  -               680                 -
                                               ------------------------------------   ---------------------------------
Net (loss) income                                       $ (3,574)          $ 15,014          $ (4,774)         $ 19,935
                                               ====================================   =================================

See accompanying notes. Amounts are as restated (Note 2).

                         Iron Horse Investors, L.L.C.
                       Unaudited Consolidated Statement
                              of Members' Capital

                                (In thousands)


                                                                              Amount
                                                                        ------------------
Balance, December 31, 2000                                                    $ 38,533

Net foreign currency translation adjustment                                     (2,492)
Cumulative effect of change in
     accounting principle- foreign currency hedges                                (951)
Change in fair value of foreign currency hedges                                 (1,112)
Net income for the six months ended June 30, 2001                               19,935
                                                                        ------------------
Total comprehensive income                                                      15,380
                                                                        ------------------
Balance, June 30, 2001                                                        $ 53,913
                                                                        ==================

See accompanying notes. Amounts are as restated (Note 2).

                         Iron Horse Investors, L.L.C.
                     Consolidated Statements of Cash Flows

                                (In thousands)

                                                                      Six months             Six months
                                                                        ended                  ended
                                                                    June 30, 2000          June 30, 2001
                                                               ------------------------------------------
Operating activities
Net (loss) income                                                      $ (4,774)              $ 19,935
Adjustments to reconcile net (loss) income to cash
  provided by operating activities:
   Depreciation                                                          12,591                 10,309
   Amortization                                                          35,989                 30,170
   Minority interest                                                       (157)                   905
   Net gain from early retirement of bond debt                             (680)                     -
Changes in assets and liabilities:
   Trade receivables                                                    (17,172)                25,712
   Inventories                                                            9,882                (22,167)
   Other assets                                                           2,104                 (2,261)
   Prepaid pension and postretirement benefit cost                       (3,466)                (1,996)
   Accounts payable, trade and other                                    (10,364)                (8,865)
   Advanced payments                                                    (13,772)                10,539
   Accrued and other liabilities                                         (1,665)               (16,790)
   Accrued pension and postretirement benefit cost                         (522)                (2,183)
                                                               ------------------------------------------
Cash provided by operating activities                                     7,994                 43,308
                                                               ------------------------------------------

Investing activities
   Capital spending                                                      (7,170)                (8,188)
   Disposal of property, plant and equipment                                247                    249
   Purchase of Barnes & Reinecke, net of $1.2 million
      cash acquired                                                      (1,634)                     -
                                                               ------------------------------------------
Cash used in investing activities                                        (8,557)                (7,939)
                                                               ------------------------------------------
Financing activities
   Payments on long-term debt                                           (47,528)               (86,757)
   Proceeds from sale of common stock by subsidiary                           5                    650
   Repurchase of common stock by subsidiary                                (205)                     -
                                                               ------------------------------------------
Cash used in financing activities                                       (47,728)               (86,107)
                                                               ------------------------------------------
Effect of exchange rate changes on cash                                       -                    120
                                                               ------------------------------------------

Decrease in cash and marketable securities                              (48,291)               (50,618)
Cash and marketable securities, beginning of year                        94,325                113,357
                                                               ------------------------------------------
Cash and marketable securities, end of period                          $ 46,034               $ 62,739
                                                               ==========================================

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

     The impact on operating results was as follows (in thousands):

                                                            Three Months Ended              Six Months Ended
                                                                  June 30,                       June 30,
------------------------------------------------------------------------------------------------------------------
(Decrease)  increase                                       2000            2001            2000           2001
------------------------------------------------------------------------------------------------------------------
Earnings related to investments in                        $(712)        $(1,337)        $(1,613)        $(6,377)
 foreign affiliates
------------------------------------------------------------------------------------------------------------------
 Net (loss) income                                         (615)         (1,060)         (1,086)         (4,620)
------------------------------------------------------------------------------------------------------------------

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

     The Company's subsidiary, Bofors, had forward exchange contracts with a notional contract value of $14.4 million at December 31, 2000. These contracts which were designated as cash flow hedges were entered into to hedge firm commitments related to purchases or sales denominated in foreign currencies. The fair value of the contracts was a liability of $0.95 million at December 31, 2000. The transition adjustment to implement this new standard on January 1, 2001, which is presented as a cumulative effect of change in accounting principle, and the subsequent change in market value of $1.1 million for the six months ended June 30, 2001 were charged to accumulated other comprehensive loss within members' capital.

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

4.   Investments in Affiliated Companies

     The Company's investment in 51% owned foreign joint ventures in Turkey and Saudi Arabia are accounted for by using the equity method because the Company does not control the joint ventures although it has the ability to exercise significant influence over their operating and financial policies. Equity in earnings from these investments was $0.1 million and $(0.02) million for the six months ended June 30, 2000 and 2001.

     The following table summarizes financial information for these joint ventures (in thousands):

                                                              Three Months Ended                Six Months Ended
                                                                  June 30,                        June 30, 2001
--------------------------------------------------------------------------------------------------------------------
                                                           2000           2001                2000           2001
--------------------------------------------------------------------------------------------------------------------
Sales                                                    $14,621        $12,229              $43,500        $49,284
--------------------------------------------------------------------------------------------------------------------
Cost of Sales                                             10,525          8,849               34,030         30,577
--------------------------------------------------------------------------------------------------------------------
Net income                                                   301         (1,267)                 199            (24)
--------------------------------------------------------------------------------------------------------------------

                        United Defense Industries, Inc.
                     Unaudited Consolidated Balance Sheets

                                (In thousands)



Assets                                                              December 31, 2000              June 30, 2001
                                                          --------------------------------------------------------
Current assets:
     Cash and marketable securities                                           $ 113,357                  $  62,739
     Trade receivables                                                          109,705                     83,993
     Inventories                                                                259,238                    281,405
     Other current assets                                                        13,083                     17,956
                                                          --------------------------------------------------------
  Total current assets                                                          495,383                    446,093

Property, plant and equipment, net                                               80,775                     77,229

Intangible assets, net                                                          162,340                    142,087
Prepaid pension and postretirement benefit cost                                 123,100                    125,096
Restricted cash                                                                  23,528                     20,916
Other assets                                                                     10,694                      4,160
                                                          --------------------------------------------------------
Total assets                                                                  $ 895,820                  $ 815,581
                                                          ========================================================

Liabilities and Equity
Current liabilities:
     Current portion of long-term debt                                        $  23,086                  $       -
     Accounts payable, trade and other                                           86,117                     77,252
     Advanced payments                                                          342,394                    352,933
     Accrued and other liabilities                                              104,168                     91,728
                                                          --------------------------------------------------------
     Total current liabilities                                                  555,765                    521,913

Long-term liabilities:
    Accrued pension and postretirement benefit cost                              28,515                     26,332
    Long-term debt net of current portion                                       246,491                    182,820
    Other liabilities                                                            23,148                     25,680
                                                          --------------------------------------------------------
Total liabilities                                                               853,919                    756,745

Commitments and contingencies

Stockholders' Equity :
    Common Stock $.01 par value, 20,000,000 shares authorized;
     18,036,667 and 18,101,667 issued and outstanding
     at December 31, 2000 and June 30, 2001                                         180                        181
     Additional paid-in-capital                                                 180,031                    180,680
     Stockholders' loans                                                         (1,236)                    (1,236)
     Retained deficit                                                          (137,074)                  (116,234)
     Accumulated other comprehensive loss                                             -                     (4,555)
                                                          --------------------------------------------------------
     Total stockholders' equity                                                  41,901                     58,836
                                                          --------------------------------------------------------

Total liabilities and stockholders' equity                                    $ 895,820                  $ 815,581
                                                          ========================================================

See accompanying notes. Amounts are as restated (Note 2).

                        United Defense Industries, Inc.
                Unaudited Consolidated Statements of Operations

                                (In thousands)

                                            Three months      Three months       Six months        Six months
                                                ended             ended             ended             ended
                                            June 30, 2000     June 30, 2001     June 30, 2000     June 30, 2001
                                        -----------------------------------  ----------------------------------
Revenue:
     Sales                                       $297,249          $346,728          $564,143          $638,808

Costs and expenses:
     Cost of sales                                242,108           282,195           457,164           513,388
     Selling, general and
      administrative expenses                      46,152            36,323            87,899            78,551
     Research and development                       5,751             5,241             9,414             9,608
                                        -----------------  ----------------  ----------------------------------
          Total expenses                          294,011           323,759           554,477           601,547
Income from operations                              3,238            22,969             9,666            37,261

Other income (expense):
     Earnings related to investments
        in foreign affiliates                         152              (672)               97               (18)
     Interest income                                  653             1,076             1,734             2,747
     Interest expense                              (7,195)           (6,286)          (15,305)          (12,480)
                                        -----------------  ----------------  ----------------------------------
Total other expense                                (6,390)           (5,882)          (13,474)           (9,751)
(Loss)income before income taxes                   (3,152)           17,087            (3,808)           27,510

Provision for income taxes                          1,228             1,377             1,803             6,670
                                        -----------------  ----------------  ----------------------------------
Income(loss) before extraordinary item             (4,380)           15,710            (5,611)           20,840


Extraordinary item - net gain from early
     extinguishment of bond debt                      680                 -               680                 -
                                        -----------------  ----------------  ----------------------------------
Net (loss)income                                 $ (3,700)         $ 15,710          $ (4,931)         $ 20,840
                                        =================  ================  ==================================

See accompanying notes. Amounts are as restated (Note 2).

                        United Defense Industries, Inc.
                       Unaudited Consolidated Statement
                            of Stockholders' Equity

                                (In thousands)

                                                                                   Accumulated
                                                   Additional                         other
                                      Common         Paid-In        Retained      Comprehensive      Stockholders'
                                       Stock         Capital         Deficit          Loss               Loans          Total
                                 ----------------------------------------------------------------------------------------------
Balance, December 31, 2000         $     180          $180,031        ($137,074)        $   --      $    (1,236)        $41,901
Issuance of common stock                   1               649              --              --              --              650
Net foreign currency translation
    adjustment                           --                --               --           (2,492)            --           (2,492)
Cumulative effect of change in
     accounting principle-foreign
     currency hedges                     --                --               --             (951)            --             (951)
Change in fair value of foreign
     currency hedges                     --                --               --           (1,112)            --           (1,112)
Net income for the six months
     ended June 30, 2001                 --                --            20,840             --              --           20,840
                                                                                                                    -----------
Total comprehensive income                                                                                               16,285
                                 ----------------------------------------------------------------------------------------------
Balance, June 30, 2001             $     181          $180,680        $(116,234)        $(4,555)     $   (1,236)    $    58,836
                                 ==============================================================================================

See accompanying notes. Amounts are as restated (Note 2).

                        United Defense Industries, Inc.
                 Unaudited Consolidated Statement of Cash Flow

                                (In thousands)

                                                                                             Six months            Six months
                                                                                               ended                 ended
                                                                                           June 30, 2000         June 30, 2001
                                                                                        -------------------------------------------
Operating activities
Net (loss) income                                                                            $    (4,931)                 $  20,840
Adjustments to reconcile net (loss) income to cash
   provided by operating activities:
   Depreciation                                                                                   12,591                     10,309
   Amortization                                                                                   35,989                     30,170
   Net gain from early retirement of bond debt                                                      (680)                         -
Changes in assets and liabilities:
   Trade receivables                                                                             (17,172)                    25,712
   Inventories                                                                                     9,882                    (22,167)
   Other assets                                                                                    2,104                     (2,261)
   Prepaid pension and postretirement benefit cost                                                (3,466)                    (1,996)
   Accounts payable, trade and other                                                             (10,364)                    (8,865)
   Advanced payments                                                                             (13,772)                    10,539
   Accrued and other liabilities                                                                  (1,665)                   (16,790)
   Accrued pension and postretirement benefit cost                                                  (522)                    (2,183)
                                                                                        -------------------------------------------
Cash provided by operating activities                                                              7,994                     43,308
                                                                                        -------------------------------------------
Investing activities
   Capital spending                                                                               (7,170)                    (8,188)
   Disposal of property, plant and equipment                                                         247                        249
   Purchase of Barnes & Reinecke, net of $1.2 million
     cash acquired                                                                                (1,634)                         -
                                                                                        -------------------------------------------
Cash used in investing activities                                                                 (8,557)                    (7,939)
                                                                                        -------------------------------------------
Financing activities
   Payments on long-term debt                                                                    (47,528)                   (86,757)
   Proceeds from issuance of common stock                                                              5                        650
   Repurchase of common stock                                                                       (205)                         -
                                                                                        -------------------------------------------
Cash used in financing activities                                                                (47,728)                   (86,107)
                                                                                        -------------------------------------------
Effect of exchange rate changes on cash                                                                -                        120
                                                                                        -------------------------------------------

Decrease in cash and marketable securities                                                       (48,291)                   (50,618)
Cash and marketable securities, beginning of year                                                 94,325                    113,357
                                                                                        -------------------------------------------
Cash and marketable securities, end of period                                                $    46,034                  $  62,739
                                                                                        ===========================================

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

2.   Classifications and Restatement

     The Company's previously reported financial statements for 1998 through 2001 have been restated to account for the Company's investment in a Turkish joint venture under the equity method.

     The impact on operating results was as follows (in thousands):

                                                           Three Months Ended             Six Months Ended
                                                                 June 30,                      June 30,
---------------------------------------------------------------------------------------------------------------
(Decrease)  increase                                       2000            2001         2000            2001
---------------------------------------------------------------------------------------------------------------
Earnings related to investments in
 foreign affiliates                                       $(712)        $(1,337)        $(1,613)        $(6,377)
---------------------------------------------------------------------------------------------------------------
 Net (loss) income                                         (614)         (1,046)         (1,085)         (4,758)
---------------------------------------------------------------------------------------------------------------

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

                        United Defense Industries, Inc.
                     Unaudited Consolidating Balance Sheet
                              As of June 30, 2001
                                 (In millions)

                                                                                       Non-
                                                                       Subsidiary   Guarantor
                                                             Parent    Guarantors   Subsidiary   Eliminations   Consolidated
                                                           -----------------------------------------------------------------
Assets
Current assets:
     Cash and maketable securities                           $     -      $  19.4       $ 43.3        $     -        $  62.7
     Trade receivables                                             -         72.0         12.0              -           84.0
     Inventories                                                   -        270.0         11.4              -          281.4
     Other current assets                                          -          5.6         12.4              -           18.0
                                                           -----------------------------------------------------------------
  Total current assets                                             -        367.0         79.1              -          446.1

Property, plant and equipment, net                                 -         74.6          2.6              -           77.2

Intangible assets, net                                             -        138.9          3.2              -          142.1
Prepaid pension and postretirement benefit cost                    -        125.1            -              -          125.1
Restricted cash                                                    -            -         20.9              -           20.9
Due from subsidiary                                             19.9            -            -          (19.9)             -
Investments in and advances to  subsidiaries                   235.2            -            -         (235.2)             -
Other assets                                                       -          3.8          0.4              -            4.2
                                                           -----------------------------------------------------------------
Total assets                                                 $ 255.1      $ 709.4       $106.2        $(255.1)       $ 815.6
                                                           =================================================================

Liabilities and Equity
Current liabilities:

     Accounts payable, trade and other                             -         63.6         13.7              -           77.3
     Advanced payments                                             -        317.7         35.2              -          352.9
     Accrued and other liabilities                                 -         80.9         10.8              -           91.7
                                                           -----------------------------------------------------------------
     Total current liabilities                                     -        462.2         59.7              -          521.9

Long-term liabilities:
    Due to parent                                                  -            -         19.9          (19.9)             -
    Accrued pension and postretirement benefit cost                -          5.8         20.5              -           26.3
    Long-term debt net of current portion                      182.8            -            -              -          182.8
    Other liabilities                                              -         20.1          5.6              -           25.7
                                                           -----------------------------------------------------------------
Total liabilities                                              182.8        488.1        105.7          (19.9)         756.7

Stckholders' Equity:
    Common Stock                                                 0.2            -            -              -            0.2
     Additional paid-in-capital                                180.7            -            -              -          180.7
     Stockholders' loans                                        (1.2)           -            -              -           (1.2)
     Retained earnings/(deficit)                              (107.4)       221.3          5.1         (235.2)        (116.2)
     Accumulated other comprehensive loss                                       -         (4.6)                         (4.6)
                                                           -----------------------------------------------------------------
     Total stockholders' equity                                 72.3        221.3          0.5         (235.2)          58.9
                                                           -----------------------------------------------------------------
Total liabilities and stockholders' equity                   $ 255.1      $ 709.4       $106.2        $(255.1)       $ 815.6
                                                           =================================================================

                        United Defense Industries, Inc.
                Unaudited Consolidating Statement of Operations
                    For the Six months ended June 30, 2001

                                 (In millions)

                                                                                       Non-
                                                                       Subsidiary   Guarantor
                                                             Parent    Guarantors   Subsidiary   Eliminations   Consolidated
                                                           -----------------------------------------------------------------
Revenue:
     Sales                                                   $     -      $ 577.9       $ 60.9        $     -        $ 638.8

Costs and expenses:
     Cost of sales                                                 -        465.0         48.4              -          513.4
     Selling, general and
      administrative expenses                                      -         68.6         10.0              -           78.6
     Research and development                                      -          8.0          1.6              -            9.6
                                                           -----------------------------------------------------------------

          Total expenses                                           -        541.6         60.0              -          601.6

     Earnings related to investments
        in foreign affiliates and subsidiaries                  43.3            -            -          (43.3)             -
                                                           -----------------------------------------------------------------

Income (loss) from operations                                   43.3         36.3          0.9          (43.3)          37.2

Other income (expense):
     Interest income                                             0.8          0.9          1.8           (0.8)           2.7
     Interest expense                                          (12.5)           -         (0.8)           0.8          (12.5)
                                                           -----------------------------------------------------------------
Total other expense                                            (11.7)         0.9          1.0              -           (9.8)
                                                           -----------------------------------------------------------------

Income (loss) before income taxes                               31.6         37.2          1.9          (43.3)          27.4
Provision for income taxes                                       6.0            -          0.7              -            6.7
                                                           -----------------------------------------------------------------

Net income (loss)                                            $  25.6      $  37.2       $  1.2        $ (43.3)       $  20.7
                                                           =================================================================

                        United Defense Industries, Inc.
           Unaudited Consolidating Condensed Statement of Cash Flows
                                 June 30, 2001

                                 (In millions)

                                                                                    Non-
                                                                       Subsidiary   Guarantor
                                                             Parent    Guarantors   Subsidiary   Eliminations   Consolidated
                                                           -----------------------------------------------------------------
Cash (used in) provided by operating activities              $ 129.4      $  67.7       $ (6.7)        (147.1)       $  43.3

Cash (used in) provided by investing activities                (43.3)        (8.0)         0.1           43.3           (7.9)

Cash (used in) provided by financing activities                (86.1)      (103.8)           -          103.8          (86.1)

Effect of exchange rate changes on cash                                                    0.1                           0.1
                                                           -----------------------------------------------------------------
Net change in cash and marketable securities                       -        (44.1)        (6.5)             -          (50.6)

Cash and marketable securities, beginning of period                -         63.6         49.8              -          113.4
                                                           -----------------------------------------------------------------
Cash and marketable securities, end of period                $     -      $  19.5       $ 43.3        $     -        $  62.8
                                                           =================================================================

4.   Changes in Accounting Principle.

     Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The statement requires that an entity recognize all derivatives as either assets or liabilities.

     The Company's subsidiary, Bofors, had forward exchange contracts with a notional contract value of $14.4 million at December 31, 2000. These contracts which were designated as cash flow hedges were entered into to hedge firm commitments related to purchases or sales denominated in foreign currencies. The fair value of the contracts was a liability of $0.95 million at December 31, 2000. The transition adjustment to implement this new standard on January 1, 2001, which is presented as a cumulative effect of change in accounting principle, and the subsequent change in market value of $1.1 million for the six months ended June 30, 2001 were charged to accumulated other comprehensive loss within stockholders' equity.

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

5.   Investments in Affiliated Companies

     The Company's investment in 51% owned foreign joint ventures in Turkey and Saudi Arabia are accounted for by using the equity method because the Company does not control the joint ventures although it has the ability to exercise significant influence over their operating and financial policies. Equity in earnings from these investments was $0.1 million and $0.02 million for the six months ended June 30, 2000 and 2001.

     The following table summarizes financial information for these joint ventures (in thousands):

                                                         Three Months Ended                  Six Months Ended
                                                             June 30,                         June 30, 2001
-------------------------------------------------------------------------------------------------------------
                                                           2000           2001            2000           2001
-------------------------------------------------------------------------------------------------------------
Sales                                                   $14,621        $12,229         $43,500        $49,284
-------------------------------------------------------------------------------------------------------------
Cost of Sales                                            10,525          8,849          34,030         30,577
-------------------------------------------------------------------------------------------------------------
Net income                                                  301         (1,267)            199            (24)
-------------------------------------------------------------------------------------------------------------

                          IRON HORSE INVESTORS, L.L.C.
                        UNITED DEFENSE INDUSTRIES, INC.

                ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                          -------------------------------------

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

     The only material change to the Company's major programs from those described in the Company's Form 10-K/A report, other than normal additional funding as new contracts are negotiated and awarded, was the signing of a multi-year contract to upgrade Bradley Fighting Vehicles for approximately $700 million over a three-year period.

     For a more detailed description of the Company's business and principal operating programs, see the Form 10-K/A report for the year ended December 31, 2000.

Results of Operations

Three Months Ended June 30, 2001 ("Three Months 2001") Compared with Three Months Ended June 30, 2000 ("Three Months 2000").

                                                        Three Months        Three Months
               (dollars in millions)                   June 30, 2001       June 30, 2000         Change
     --------------------------------------------------------------------------------------------------
     Revenue                                                $346.7              $297.2            $49.5
     --------------------------------------------------------------------------------------------------
     Gross Profit                                             64.5                55.1              9.4
     --------------------------------------------------------------------------------------------------
            %                                                 18.6%               18.5%             0.1%
     --------------------------------------------------------------------------------------------------
     Selling, general and administrative                      36.3                46.2             (9.9)
     --------------------------------------------------------------------------------------------------
     Research and development                                  5.2                 5.8             (0.6)
     --------------------------------------------------------------------------------------------------
     Earnings from affiliates                                 (0.7)                0.2             (0.9)
     --------------------------------------------------------------------------------------------------
     Interest expense                                          5.2                 6.5             (1.3)
     --------------------------------------------------------------------------------------------------
     Provision for income tax                                  1.4                 1.2              0.2
     --------------------------------------------------------------------------------------------------
     Net income(loss)                                       $ 15.7              $ (3.7)           $19.4
     --------------------------------------------------------------------------------------------------

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

     Selling, general and administrative expenses. Selling , general and administrative expenses were $9.9 million less in the Three Months 2001 due to lower amortization of intangible assets established in conjunction with the Acquisition and reduced proposal costs in the Three Months 2001 (the Interim Armored Vehicle program required substantial proposal costs in the Three Months
2000), partially offset by spending at Bofors.

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

     Net (loss)income. As a result of the foregoing, there was net income of $15.7 million in the Three Months 2001 compared with a net loss of $3.7 million in the Three Months 2000.

Six Months Ended June 30, 2001 ("Six Months 2001") Compared with Six Months Ended June 30, 2000 ("Six Months 2000").

                                                        Six Months          Six Months
               (dollars in millions)                  June 30, 2001       June 30, 2000         Change
     --------------------------------------------------------------------------------------------------
     Revenue                                                $638.8              $564.1            $74.7
     --------------------------------------------------------------------------------------------------
     Gross Profit                                            125.4               107.0             18.4
     --------------------------------------------------------------------------------------------------
            %                                                 19.6%               19.0%             0.6%
     --------------------------------------------------------------------------------------------------
     Selling, general and administrative                      78.6                87.9             (9.3)
     --------------------------------------------------------------------------------------------------
     Research and development                                  9.6                 9.4              0.2
     --------------------------------------------------------------------------------------------------
     Earnings from affiliates                                  0.0                 0.1             (0.1)
     --------------------------------------------------------------------------------------------------
     Interest expense                                          9.7                13.6             (3.9)
     --------------------------------------------------------------------------------------------------
     Provision for income tax                                  6.7                 1.8              4.9
     --------------------------------------------------------------------------------------------------
     Net income(loss)                                       $ 20.8              $ (4.9)           $25.7
     --------------------------------------------------------------------------------------------------

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

     Selling, general and administrative expenses. Selling , general and administrative expenses were $9.3 million less in the Six Months 2001 due to lower amortization of intangibles related to the acquisition and reduced proposal costs, partially offset by spending at Bofors.

     Earnings from foreign affiliates. Earnings from foreign affiliates in the Six Months 2001 were $0.1 million less from the Six Months 2000 due to our share of the increase in our Turkey joint venture's operating loss. This loss was offset by $4.0 million of income representing our share of income recognized by our joint venture in Saudi Arabia due to a change in estimated contract costs and fees in additon to other operating income recorded by that joint venture.

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

     Net (loss)income. As a result of the foregoing, there was net income of $20.8 million in the Six Months 2001 compared with a net loss of $4.9 million in the Six Months 2000.


Liquidity

                                                        Six Months          Six Months
              (dollars in millions)                    June30, 2001       June 30, 2000       Change
   ---------------------------------------------------------------------------------------------------
   Cash provided by operating activities                   $ 43.3              $  8.0            $35.3
   ---------------------------------------------------------------------------------------------------
   Cash used in investing activities                         (7.9)               (8.6)            (0.7)
   ---------------------------------------------------------------------------------------------------
   Cash used in financing activities                        (86.1)              (47.7)            38.4
   ---------------------------------------------------------------------------------------------------
   Cash and marketable securities, end
   ---------------------------------------------------------------------------------------------------
        of period                                          $ 62.7              $ 46.0            $16.7
   ---------------------------------------------------------------------------------------------------


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

     Cash used for financing activities was applied to fully pay down the senior debt of $86.8 million in 2001 compared with a payment of $47.5 million in 2000.

     The Company is in the process of refinancing its debt. Existing debt arrangements, consisting of the October 6, 1997 senior debt credit facility (under which, as indicated above, no loan amount is currently outstanding) and the 8 3/4% Senior Subordinated Notes Due 2007 (the "Notes"), $182.8 million of which are currently outstanding, will be replaced. The new financing arrangement, for which the Company expects to conclude a definitive agreement within the next few days, will provide to the Company a revolving credit facility of $200 million, and also a loan of $600 million at an interest rate pegged to the London Inter-Bank Offered Rate ("Libor"). The Company initially expects to use such loan proceeds to repurchase the Notes, and to pay a dividend to holders of its common stock in the amount of approximately $300 million. On July 27, 2001 the Company commenced a tender offer and consent solicitation for the Notes. The total fees and expenses associated with the refinancing, including an early tender premium offered by the Company, is estimated to be as much as $45 million, and will reduce the Company's net income for the third quarter and full year 2001 by approximately $17 million.

     Upon completion of the refinancing, the repurchase of the Notes, and the dividend payment, the Company anticipates that approximately $100 million in proceeds from the refinancing loan will remain available for future corporate uses. Also, upon completion of such transactions, the Company's outstanding debt will have increased from $182.8 million to approximately $600 million. The new financing agreement is expected to require mandatory principal repayments by the Company of $5.7 million in 2001, $32.6 million in 2002, and comparable amounts in future years. Such payments will reduce cash available for other corporate purposes. Additionally, interest charges under the new financing are expected to amount to approximately $15 million in 2001. As interest charges in future years will depend upon periodic fluctuations in Libor, the Company cannot precisely predict the anticipated interest expense for 2002 and future years, but the Company expects that such changes will substantially exceed interest expenses incurred in 2000 and 2001, and will materially reduce the Company's net income in such future periods.

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